Form 10-Q
period 2022-10-31
BriaCell Therapeutics Corp.
filed 2022-12-14
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40101

BRIACELL THERAPEUTICS CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1099599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 15th Street, Suite 300, West Vancouver, BC, V7T 2X1
(Address of Principal Executive Offices, including zip code)

604-921-1810
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, no par value	BCTX	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of December 14, 2022, there were 15,518,018 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL

INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2022	July 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,451,976	$41,041,652
Amounts receivable	29,698	24,103
Prepaid expenses	742,123	1,280,945
Total current assets	38,223,797	42,346,700

NON-CURRENT ASSETS:
Investments	2	2
Intangible assets, net	226,521	230,339
Total non-current assets	226,523	230,341

Total assets	$38,450,320	$42,577,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$791,748	$463,280
Accrued expenses and other payables	182,302	477,807
Total current liabilities	974,050	941,087

NON-CURRENT LIABILITIES:
Warrant liability	27,141,938	31,307,022
Total non-current liabilities	27,141,938	31,307,022

SHAREHOLDERS’ EQUITY:
Share Capital of no par value - Authorized: unlimited at October 31, 2022 and July 31, 2022, Issued and outstanding: 15,518,018 shares October 31, 2022 and July 31, 2022, respectively	65,589,293	65,589,293
Additional paid in capital	6,340,101	5,228,160
Accumulated other comprehensive loss	(138,684)	(138,684)
Accumulated deficit	(61,456,378)	(60,349,837)
Total shareholders’ equity	10,334,332	10,328,932

Total liabilities and shareholders’ equity	$38,450,320	$42,577,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended October 31,
	2022	2021
Operating Expenses:
Research and development expenses	$3,255,215	$875,636
General and administrative expenses	2,147,936	1,409,173
Total operating expenses	5,403,151	2,284,809

Operating loss	(5,403,151)	(2,284,809)
Financial income (expenses), net
Interest income	188,353	6,305
Interest expense	-	(979)
Change in fair value of warrant liability	4,117,790	(25,254,036)
Foreign exchange gain	(9,533)	34
Total financial income (expenses), net	$4,296,610	$(25,248,676)
Net loss and comprehensive loss for the period	$(1,106,541)	$(27,533,485)
Net loss per share – basic and diluted	$(0.07)	$(1.81)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,018	15,238,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	Equity
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932

Share based compensation	-	-	1,111,941	-	-	1,111,941
Loss for the period	-	-	-	-	(1,106,541)	(1,106,541)
Balance, October 31, 2022	15,518,018	$65,589,293	$6,340,101	$(138,684)	$(61,456,378)	$10,334,332

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	Equity
Balance, July 31, 2021	15,269,583	$54,774,172	$2,178,130	$(138,684)	$(29,141,897)	$27,671,721
Exercise of warrants	100,829	927,407	-	-	-	927,407
Issuance of options	-	-	518,134	-	-	518,134
Loss for the period	-	-	-	-	(27,533,485)	(27,533,485)
Balance, October 31, 2021	15,370,412	$55,701,579	$2,696,264	$(138,684)	$(56,675,382)	$1,583,777

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended October 31,
	2022	2021
Cash flow from operating activities
Net loss	$(1,106,541)	$(27,533,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,818	3,817
Share-based compensation	1,111,941	518,134
Interest expense	-	979
Change in fair value of warrants	(4,117,790)	25,254,036
Changes in assets and liabilities:
Increase in amounts receivable	(5,595)	(6,755)
Decrease in prepaid expenses	538,822	110,105
Increase in accounts payable	328,468	29,334
Decrease in accrued expenses and other payables	(295,505)	(154,763)
Total cash flow from operating activities	(3,542,382)	(1,778,599)

Cash flows from financing activities
Share and warrant buyback program	(47,294)	-
Total cash flow from financing activities	(47,294)	-

Decrease in cash and cash equivalents	(3,589,676)	(1,778,599)
Cash and cash equivalents at beginning of the period	41,041,652	57,268,685
Cash and cash equivalents at end of the period	$37,451,976	$55,490,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

Notes to financial statements

NOTE 1: GENERAL

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT” and on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX” and “BCTXW”.

b.	BriaCell is an immuno-oncology biotechnology company. BriaCell owns the US patent to Bria-IMT™, a whole-cell cancer vaccine (US Patent No.7674456) (the “Patent”). The Company is currently advancing its immunotherapy program, Bria-IMT™, to complete a 24-subject Phase I/IIa clinical trial and by research activities in the context of BriaDx™, a companion diagnostic test to identify patients likely benefitting from Bria-IMT™.

c.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended July 31, 2022 filed with the SEC on October 28 , 2022. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

Prior to 2021, the Company prepared its financial statements, including its condensed financial statements, in accordance with International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), as permitted in the United States based on the Company’s qualification as a “foreign private issuer” under the rules and regulations of the SEC. In connection with the loss of the Company’s status as a foreign private issuer effective on August 1, 2022, the Company, as a domestic filer, prepares its consolidated financial statements in accordance with U.S. GAAP, and restated its condensed consolidated financial statements as of October 31, 2021 to be prepared in accordance with U.S. GAAP.

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of October 31, 2022 was $61,456,378 and negative cash flows from operating activities during the three-month period ended October 31, 2022 was $3,542,382. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

e.	The Company has a wholly-owned U.S. subsidiary, BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware. BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia” and together with BTC the “Subsidiaries”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company has one operating segment and reporting unit.

f.	Since January 2020, the Coronavirus outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Canada and the United States have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Such measures present concerns that may dramatically affect the Company’s ability to conduct its business effectively.

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

  a. Use of estimates:

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

  b. Recently issued and adopted accounting standards:

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election. The pronouncements below relate to standards that impact the Company.

1.	In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. Effective August 1, 2021, the Company early adopted ASU 2016-13. Adoption of the new standard did not have a material impact on the financial statements.

2.	In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. Effective August 1, 2021, the Company early adopted ASU 2020-06. Adoption of the new standard did not have a material impact on the financial statements.

3.	In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. Early adoption is permitted. Adoption of the new standard did not have a material impact on the financial statements.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

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

The Company is currently on a month-to-month lease arrangement for office and lab space in Philadelphia, PA, in the amount of approximately $16,000 per month.

NOTE 4: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of October 31, 2022 and July 31, 2022:

	Fair Value Measurements at
	October 31, 2022			July 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	37,451,976	-	37,451,976	41,041,652	-	41,041,652

Total assets measured at fair value	$37,451,976	$-	$37,451,976	$41,041,652	$-	$41,041,652

Financial liabilities:
Warrants liability	10,794,992	16,346,946	27,141,938	11,151,608	20,155,414	31,307,022

Total liabilities measured at fair value	$10,794,992	$16,346,946	$27,141,938	$11,151,608	$20,155,414	$31,307,022

We classify our cash and cash equivalents and the liability in respect of publicly traded warrants within Level 1 because we use quoted market prices in active markets.

The fair value of the warrant liability for non-public warrants is measured using inputs other than quoted prices included in Level 1 that are observable for the liability either directly or indirectly, and thus are classified as Level 2 financial instruments.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: SHAREHOLDERS’ EQUITY

f.	Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value.

b. Issued share capital

No shares were issued during the three-month period ended October 31, 2022.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

c. Share buyback program

On September 9, 2021 the Company approved a repurchase program whereby the Company may purchase through the facilities of the TSX Venture or NASDAQ (i) up to 1,341,515 common shares (the “Common Shares”) and (ii) up to 411,962 publicly traded BCTXW warrants (the “Listed Warrants”) in total, representing 10% of the 13,415,154 Common Shares and 10% of the 4,119,622 Listed Warrants comprising the “public float” as of September 8, 2021, over the next 12 months (the “Buyback”). Independent Trading Group (ITG) Inc. will act as the Company’s advisor and dealer manager in respect of the Buyback. The Company received final regulatory approval on September 22, 2021. On September 27, 2022 the Company completed the share buyback program, repurchasing a total of 1,031,672 shares with a value of $9,098,014 (net of commissions), none of which were repurchased during the three month period ended October 31,2022, and 259,059 publicly traded warrants for $1,121,011 (net of commissions) with a fair value of $1,130,808 of which 15,736 were repurchased and cancelled during the three-month period ended October 31,2022. All of the warrants and shares repurchased have been cancelled.

d. Share Purchase Warrants

A summary of changes in share purchase warrants for the three-month period ended October 31, 2022 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2022	8,137,686	$5.76
Repurchased and cancelled	(15,736)	(5.31)
Balance, October 31, 2022	8,121,950	5.76

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

d. Share Purchase Warrants (continued)

As of October 31, 2022, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At October 31, 2022	Expiry Date
51,698	$3.97	51,698	November 16, 2025
3,897,109	$5.31	3,897,109	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,950		8,121,950

e. Compensation Warrants

(i)	There were no changes to compensation warrants for the three-month period ended October 31, 2022.

(ii)	As at October 31, 2022, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At October 31, 2022	Expiry Date
4,890	$3.97	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5:	SHAREHOLDERS’ EQUITY (Cont.)

f. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2022	$31,307,022
Warrant buyback program	$(47,294)
Change in fair value during the period	$(4,117,790)

Balance as of October 31, 2022	$27,141,938

The key inputs used in the valuation of the non-public warrants as of October 31, 2022 and at July 31, 2022 were as follows:

	October 31, 2022	July 31, 2022

Share price	$5.50	$6.50
Exercise price	$3.97-6.19	$4.23-6.19
Expected life (years)	3.32-4.10	3.58-4.35
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	4.23%	2.68%

NOTE 6: SHARE-BASED COMPENSATION

a.	On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of Shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. The Omnibus Plan remains subject to approval by the shareholders of the Company (the “Shareholders”) and final approval of the Toronto Stock Exchange (“Exchange”) and no new grants will be made under the Company’s existing Stock Option Plan upon receipt of such approvals (“Approvals”).

The Company may make grants under the Omnibus Plan, however, the grants cannot be settled until the Approvals have been received.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for three-month period ended October 31, 2022 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2022	1,490,300	$6.20	3.84	$447,090

Granted (i)	180,100	6.14	4.76	-

Balance as of October 31, 2022	1,670,400	6.19	3.94	-

Exercisable as of October 31, 2022	1,373,053	$6.10	3.81	$-

(i)	On August 2, 2022, the Company granted 180,100 options, under the Stock Option Plan, to directors, officers and employees with an exercise price of CAD$8.38. The options vest quarterly in advance over a two-year period and expire on August 2, 2027. The fair value of the 180,100 stock options issued was $887,362. 142,100 of the options were issued to officers of the Company. The fair value of the stock options issued to the officers was $700,134.

The weighted-average grant date per-share fair value of stock options granted during three-month period ended October 31, 2022 was $4.93. As of October 31, 2022, there are $1,536,722 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.75 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6:	SHARE-BASED COMPENSATION (Cont.)

c.	The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above options plans for the three month period ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility of the share prices	100%	100%
Risk-free interest rate	4.23%	0.80%
Expected term (in years)	5	5

d.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of October 31, 2022.

Exercise price	Options outstanding as of October 31, 2022	Weighted average remaining contractual term (years)	Options exercisable as of October 31, 2022	Weighted average remaining contractual term (years)	Expiry Date

$6.14	180,100	4.76	22,513	4.76	August 02, 2027
$4.71	31,000	4.56	7,750	4.56	May 20, 2027
$7.51	150,000	4.29	56,250	4.29	February 16, 2027
$8.47	524,700	4.20	503,500	4.20	January 13, 2027
$7.74	12,600	4.00	11,040	4.00	November 01, 2027
$5.74	100,000	3.84	100,000	3.84	September 01, 2026
$4.24	60,000	3.47	60,000	3.47	April 19, 2026
$4.24	612,000	3.41	612,000	3.41	March 29, 2026
	1,670,400		1,373,053

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan for three-month period ended October 31, 2022:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2022	-	$-
Granted (i)	19,200	123,072
Balance, October 31, 2022	19,200	$105,600

(i)	On August 2, 2022, the Company issued 19,200 RSU’s to the CEO. The RSU’s vested immediately.

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month period ended October 31, 2022 and 2021 is comprised as follows:

	Three months ended October 31,
	2022	2021

Research and development expenses	$350,256	-
General and administrative expenses	761,685	518,134
Total share-based compensation	$1,111,941	518,134

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in three-month period ended October 31, 2022 and 2021; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

	Three months ended October 31,
	2022	2021

Numerator:
Net loss available to shareholders of ordinary shares	$(1,106,541)	$(27,533,485)
Denominator:
Shares used in computing net loss per ordinary shares, basic and diluted	15,518,018	15,238,646
	$(0.07)	$(1.81)

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through December 14, 2022, the date that the consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to BriaCell Therapeutics Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2022 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2022.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our unaudited Condensed Consolidated Financial Statements  in accordance with U.S. GAAP. Our unaudited Condensed Consolidated Financial Statements, and the financial information contained herein, are reported in U.S Dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

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

About 12.9% percent of women will be diagnosed with breast cancer at some point during their lifetime. In 2018, there were an estimated 3,676,262 women living with female breast cancer in the United States. Approximately 81% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status - the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor receptor (HER2). Based on the latest SEER statistics, 74.6% were found to be HR+/HER2−, 10.8% were triple-negative (HR−/HER2−), 10.5% were HR+/HER2+, and 4.0% were HR−/HER2+.1

It is estimated that over 150,000 women in the US are living with MBC. For those with metastatic disease at diagnosis, their 5-year survival rate is 27%. For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that Bria-IMT’s™ indication will be for the treatment of patients with MBC who have failed at least two lines of therapy. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months. Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy. One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.

Recent Developments

On August 4, 2022, the Company announced that it has secured an exclusive license from University of Maryland, Baltimore County (UMBC) to develop and commercialize Soluble CD80 (sCD80) as a biologic agent for the treatment of cancer.

The novel technology, originally developed by Suzanne Ostrand-Rosenberg, Ph.D., Emeritus Faculty at UMBC, and member of BriaCell’s scientific advisory board, is titled “Soluble CD80 as a Therapeutic to Reverse Immune Suppression in Cancer Patients” and covered under USPN 8,956,619 B2, USPN 9,650,429 B2, and USPN 10,377,810 B2. In animal models, sCD80 was well-tolerated and stopped tumor growth by potentially restoring natural anti-tumor immunity (see Lucas A Horn, et al. and Samuel T Haile et al. in collaboration with Dr. Ostrand-Rosenberg). Additionally, strong anti-tumor activity of sCD80 has been reported in multiple tumor types (see Lucas A Horn, et al.). Importantly, as demonstrated in the same studies, sCD80’s unique actions may involve both awakening and boosting the immune system to recognize and destroy tumor cells.

Under the terms of the agreement, BriaCell gains the worldwide rights to develop and commercialize sCD80, while UMBC maintains ownership of the patents. BriaCell will pay royalties to UMBC upon the commercialization of the product plus patent management costs. The licensing agreement was coordinated by UMBC’s Office of Technology Development.

On September 7, 2022, the Company announced a poster presentation at the Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting, held November 10-12, 2022, in Boston, MA.

The Company’s data showed clinical benefit including extended survival time and tumor reductions in heavily pre-treated advanced breast cancer patients who matched our lead candidate, Bria-IMT™, at HLA type/s, and these findings guided the development of further optimized off-the-shelf personalized immunotherapies for advanced breast cancer and other cancers.

On September 14, 2022, the Company announced that it has signed an agreement with Caris Life Sciences® (Caris), a leading molecular science and technology company actively developing and delivering innovative solutions to revolutionize healthcare.

The goal is to develop immunotherapies that are personalized for each patient, and Caris’ extensive library of clinical data, cutting-edge biomarker technology, and expertise will be invaluable  in achieving our objectives,”  The Company expects Caris’ unique platform to help us identify patients who do not respond to existing treatments and are more likely to benefit from the Company’s immunotherapy treatments.

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

On October 12, 2022 the Company announced that it added Mayo Clinic, Jacksonville, Florida as a clinical site in the Phase I/II study of BriaCell’s lead candidate, Bria-IMT™, with Incyte’s PD-1 inhibitor, retifanlimab, in advanced breast cancer.

On November 10, 2022, the Company announced positive initial efficacy data in its 2021-2022 cohort of 12 advanced breast cancer patients. Disease control, tumor shrinkage, and potential survival benefit were observed amongst 12 patients in the Phase I/IIa clinical study of Bria-IMT™ in combination with Incyte’s retifanlimab.

●	Bria-IMT™ regimen in combination with Incyte’s retifanlimab produced evidence of disease control, tumor shrinkage, and potential survival benefit amongst BriaCell’s recent 12 patient cohort in advanced breast cancer.

●	The regimen remains well tolerated as recently reported in Phase I evaluation.

●	70% of patients showed either disease control or progression-free survival (PFS) benefits compared with their last therapy.

●	Prior to enrollment, the 12 patients in the cohort had already been unsuccessfully heavily pre-treated with at least 2 prior therapy regimens, further underscoring BriaCell’s positive patient outcomes.

This information was summarized in BriaCell’s poster session at the Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting, held November 10-12, 2022, in Boston, Massachusetts. The poster session highlights BriaCell’s novel off-the-shelf personalized cellular therapy approach to immunotherapy treatment.

Title: An off-the-shelf personalized cellular approach to immunotherapy for the treatment of advanced solid tumors.
Abstract Number: 257
Location: Omni Boston Hotel, 450 Summer Street, Boston, Massachusetts 02210, Poster Hall, Hall C
Date and Time: November 10, 2022, 9:00 am – 9:00 pm

Bria-IMT™ regimen combined with Incyte’s retifanlimab

Seventy percent of evaluable patients participating in the Phase I/IIa clinical study showed either disease control or progression-free survival (PFS) benefits compared with their last therapy regimen. Disease control rate (DCR) of 57% (4/7) was observed in evaluable patients, measured as the percentage of patients who have achieved certain clinical end points (i.e. complete response, partial response and stable disease). DCR is used in cancer clinical trials to measure the clinical effectiveness of a treatment. PFS is the time period during which a patient’s cancer does not get worse, commonly used as a key survival and efficacy measurement compared to the PFS values of their previous therapy regimen.

Prior to enrollment in the study, the 12 patients in the cohort had already been unsuccessfully heavily pre-treated or were in the terminal stage of breast cancer, further underscoring the uniquely positive outcome BriaCell’s treatment has achieved. The 12 patients had each failed at least 2 prior systemic therapy regimens (including chemotherapy, biological and “targeted” therapy).

Disease control rates of the study are impressive in our view, suggesting robust clinical efficacy of the combination treatment. Importantly, we are very encouraged by the early PFS data in our ongoing study, since it is commonly known in cancer therapy that PFS values typically drop from one therapy to the next in advanced cancers. Please note that the PFS data is early data, as patients continue to remain in the study. The positive PFS trend BriaCell has observed in this patient cohort highlights the effectiveness of BriaCell’s treatment without harmful side effects.

The study, recently awarded U.S. Food and Drug Administration fast track designation, continues with additional clinical data forthcoming.

In summary, these findings show evidence of clinical and survival benefits in heavily pre-treated advanced breast cancer patients, suggesting an additive or synergistic effect of Bria-IMT™ in combination with PD-1 inhibitors, and supporting the strategy of using the Bria-IMT™ combination regimen with retifanlimab for the treatment of advanced breast cancer patients.

Evidence of immune system activation by Bria-OTS+™ and Bria-PROS™

BriaCell’s poster presentation highlights the development details and activities of BriaCell’s next generation (enhanced version) off-the-shelf personalized immunotherapies.

BriaCell has recently developed its novel next generation off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™, that are designed to produce several immune activating molecules in addition to their original immune activating mechanisms for increased efficacy. This represents a significant advancement in BriaCell’s novel off-the-shelf personalized immunotherapy technology.

Both Bria-OTS+™ for advanced breast cancer, and Bria-PROS™ for advanced prostate cancer, were able to activate naïve T cells, suggesting their potential capabilities to produce very strong immune responses in patients. Results show that the very strong immune responses observed may be due to: 1) direct activation of the components of the immune system such as naïve T cells, and 2) indirect activation of the immune system components via production of immune activating molecules.

We are impressed with the data showing very strong immune responses for both Bria-OTS+™ and Bria-PROS™. We expect both Bria-OTS+™ and Bria-PROS™ to boost the immune system response and produce strong anti-tumor responses in patients with advanced breast cancer and prostate cancer, respectively.

Results of Operations for the Three Months Ended October 31, 2022, and 2021

	Three months ended October 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$3,255,215	$875,636
General and administrative expenses	2,147,936	1,409,173
Total operating expenses	5,403,151	2,284,809

Operating loss	(5,403,151)	(2,284,809)
Financial income (expenses), net
Interest income	188,353	6,305
Interest expense	-	(979)
Change in fair value of warrant liability	4,117,790	(25,254,036)
Foreign exchange gain	(9,533)	34
Total financial income (expenses), net	4,296,610	(25,248,676)
Loss and Comprehensive loss for the period	$(1,106,541)	$(27,533,485)
Net loss per share – basic and diluted	$(0.07)	$(1.81)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,018	15,238,646

Research and Development Costs

Research costs are comprised primarily of (i) Salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

For the period ended October 31, 2022, research costs amounted to $3,255,215 as compared to $875,636 for the period ended October 31, 2021. The rise in cost is attributed to the continued expansion of the Company’s clinical trials, the increased activity in the lab, including the hiring of additional lab employees, and the addition of share based compensation (non-cash) expenses.

General and Administrative Expenses

For the period ended October 31, 2022, general and administrative expenses amounted to $2,147,936 as compared to $1,409,173 for the period ended October 31, 2021. These increases relate primarily to increased insurance premiums, share based compensation (non-cash), professional fees, and salaries due the hiring more personnel.

Financial income (expenses), net

For the period ended October 31, 2022, financial income, net, amounted to $4,296,610 as compared to an expense of $25,248,676 for the period ended October 31, 2021. The large difference is due to the change in value of the Company’s warrant liability which amounted to a gain of $4,117,790 in the three-month period ending October 31, 2022 and a loss of $25,254,036 in the three-month period ending October 31, 2021. The Company recorded $188,353 in interest income in the three-month period ending October 31, 2022 as compared to $6,305 in the three-month period ending October 31, 2021.

Loss for the period

The Company reported a loss for the period ended October 31, 2022, of $1,106,541, as compared to $27,533,485 for the period ended October 31, 2021. The loss in 2022 is due to a significant decrease in the fair value of the warrant liability offset by increased operational spending. The higher loss in the prior period is due to the large increase in fair value of the warrant liability.

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

As of October 31, 2022, the Company has total assets of $38,450,320 (July 31, 2022 - $42,577,041) and a positive working capital balance of $37,249,747 (July 31, 2022 -$41,405,613).

The Company is planning to finance its research and developmental activities from its existing and future working capital resources and will continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the consolidated financial statements.

Liquidity and Capital Resources

As of October 31, 2022, the Company has working capital of $37,249,747 (July 31, 2022 - $41,405,613) and an accumulated deficit of $61,456,378 (July 31, 2022 - $60,349,837).

As of October 31, 2022, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful

During the period ended October 31, 2022, the Company’s overall position of cash and cash equivalents decreased by $18,038,110 from the period ended October 31, 2021 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended October 31, 2022, was $3,542,382 as compared to $1,778,599 for the period ended October 31, 2021.

Cash used in financing activities for the period ended October 31, 2022, was $47,294 as compared to $nil for the period ended October 31, 2021.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended October 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents, amounts receivable, investments, trade payable  , and accrued expenses and other payables. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Management understands that the Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of these rates as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada), and the Company’s functional and presentation currency is the US dollar. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management process. The overall objectives of the Board are to set policies that seek to reduce risk as far as possible without unduly affecting the Company’s competitiveness and flexibility.

The type of risk exposure and the way in which such exposure is managed is as follows:

Credit risk

The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to financial instruments is remote.

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of October 31, 2022, the Company has total assets of $38,450,320 (July 31, 2022 - $42,577,041) and a positive working capital balance of $37,249,747 (July 31, 2022 –$41,405,613).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. The Company does not believe it is exposed to material interest rate risk as it has no interest-bearing debt.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of October 31, 2022, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

Fair Values

The carrying values of cash and cash equivalents, amounts receivable, trade payable,   and accrued expenses and other payables approximate their fair values due to their short terms to maturity.

The cash and cash equivalents are valued using quoted market prices in active markets.

Item 4. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of October 31, 2022, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are implementing plans to improve these material weaknesses, including implementation of independent review and approval of transactions and reconciliations in certain processes through hiring additional personnel and segregating duties amongst our team. We are instituting processes to document and retain evidence to support reviews and reconciliations.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On September 9, 2021 the Company approved a repurchase program whereby the Company may purchase through the facilities of the TSX Venture or NASDAQ (i) up to 1,341,515 Common Shares and (ii) up to 411,962 Listed Warrants in total, representing 10% of the 13,415,154 Common Shares and 10% of the 4,119,622 Listed Warrants comprising the “public float” as of September 8, 2021, over the next 12 months. The Company received final regulatory approval on September 22, 2021. On September 27, 2022 the Company completed the share buyback program, repurchasing a total of 1,031,672 shares with a value of $9,098,014 (net of commissions), none of which were repurchased during the three month period ended October 31,2022, and 259,059 Listed Warrants for $1,121,011 (net of commissions) with a fair value of $1,130,808 of which 15,736 were repurchased and cancelled during the three-month period ended October 31,2022. All of the securities repurchased have been cancelled.

The following table contains information for the Listed Warrants repurchased during the three months ended October 31, 2022.

Month	Total Number of Warrants Purchased	Average Price Paid Per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs
August 2022	8,836	$2.99	252,159	$477,811
September 2022	6,900	$2.89	259,059	-
October 2022	-	$-	259,059	-
Total	15,736	$2.95	259,059	$-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

December 14, 2022	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

December 14, 2022	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

