Form 10-Q
period 2023-01-31
BriaCell Therapeutics Corp.
filed 2023-03-16
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40101

BRIACELL THERAPEUTICS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	47-1099599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 15, 2023, there were 15,518,018 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

2

PART I-FINANCIAL

INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2023	July 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,500,236	$41,041,652
Amounts receivable	8,928	24,103
Prepaid expenses	429,397	1,280,945
Total current assets	33,938,561	42,346,700

NON-CURRENT ASSETS:
Investments	2	2
Intangible assets, net	222,704	230,339
Total non-current assets	222,706	230,341

Total assets	$34,161,267	$42,577,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$582,451	$463,280
Accrued expenses and other payables	87,962	477,807
Total current liabilities	670,413	941,087

NON-CURRENT LIABILITIES:
Warrant liability	34,771,440	31,307,022
Total non-current liabilities	34,771,440	31,307,022

SHAREHOLDERS’ EQUITY:
Share Capital of no par value - Authorized: unlimited at January 31, 2023 and July 31, 2022, Issued and outstanding: 15,518,018 shares January 31, 2023 and July 31, 2022, respectively	65,589,293	65,589,293
Additional paid in capital	6,606,945	5,228,160
Accumulated other comprehensive loss	(138,684)	(138,684)
Accumulated deficit	(73,338,140)	(60,349,837)
Total shareholders’ (deficit) equity	(1,280,586)	10,328,932

Total liabilities and shareholders’ equity	$34,161,267	$42,577,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 21, 2023

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$3,053,357	$1,708,179	$6,308,572	$2,583,815
General and administrative expenses	1,432,966	1,938,630	3,580,902	3,347,803
Total operating expenses	4,486,323	3,646,809	9,889,474	5,931,618

Operating loss	(4,486,323)	(3,646,809)	(9,889,474)	(5,931,618)
Financial income (expenses), net	(7,395,439)	14,807,316	(3,098,829)	(10,441,360)
Income (loss) and Comprehensive income (loss) for the period	$(11,881,762)	$11,160,507	$(12,988,303)	(16,372,978)
Net loss per share – basic	$(0.77)	$0.71	$(0.84)	$(1.05)
Net income (loss) per share – diluted	$(0.77)	$0.04	$(0.84)	$(1.05)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,518,018	15,788,827	15,518,018	15,547,497
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,518,018	18,405,614	15,518,018	15,547,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, October 31, 2022	15,518,018	$65,589,293	$6,340,101	$(138,684)	$(61,456,378)	$10,334,332

Issuance of options	-	-	266,844	-	-	266,844
Loss for the period	-	-	-	-	(11,881,762)	(11,881,762)
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932
Issuance of options	-	-	1,378,785	-	-	1,378,785
Loss for the period	-	-	-	-	(12,988,303)	(12,988,303)
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	equity
Balance, October 31, 2021	15,370,412	$55,701,579	$2,696,264	$(138,684)	$(56,675,382)	$1,583,777
Exercise of representation warrants	107,471	376,832	-	-	-	376,832
Exercise of private placement warrants	800,000	9,910,089	-	-	-	9,910,089
Exercise of public offering warrants	33,065	1,677,631	-	-	-	1,677,631
Issuance of options	-	-	814,876	-	-	814,876
Shares repurchased and cancelled	(364,306)	(4,704,423)	-	-	(4,393,591)	(9,098,014)
Income for the period	-	-	-	-	11,160,507	11,160,507
Balance, January 31, 2022	15,946,642	$62,961,708	$3,511,140	$(138,684)	$(49,908,466)	$16,425,698

	Share capital		Additional paid in		Accumulated other comprehensive		Accumulated	Total shareholders’ equity
	Number	Amount	capital		loss		deficit	(deficit)
Balance, July 31, 2021	15,269,583	$54,774,172	$2,178,130		$(138,684)		$(29,141,897)	$(27,671,721)
Exercise of representation warrants	208,300	1,304,239		-		-	-	1,304,239
Exercise of private placement warrants	800,000	9,910,089		-		-	-	9,910,089
Exercise of public offering warrants	33,065	1,677,631		-		-	-	1,677,631
Issuance of options	-	-	1,333,010			-	-	1,333,010
Shares repurchased and canceled	(364,306)	(4,704,423)		-	-		(4,393,591)	(9,098,014)
Loss for the period	-	-	-		-		(16,372,978)	(16,372,978)
Balance, January 31, 2022	15,946,642	$62,961,708	$3,511,140		$(138,684)		$(49,908,466)	$16,425,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Unaudited)

	Six months ended January 31,
	2023	2022
Cash flow from operating activities
Net loss	$(12,988,303)	$(16,372,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,635	7,636
Share-based compensation	1,378,785	1,333,010
Interest expense	-	979
Gain from government grant	-	(3,388)
Change in fair value of warrants	3,511,712	10,456,148
Changes in assets and liabilities:
Increase in amounts receivable	15,175	(14,592)
Decrease in prepaid expenses	851,548	210,022
Increase in trade payable	119,171	314,143
Decrease in accrued expenses and other payables	(389,845)	(265,788)
Total cash flow from operating activities	(7,494,122)	(4,334,808)

Cash flows from financing activities
Share and warrant buyback program	(47,294)	(10,056,273)
Repayment government grant	-	(23,577)
Proceeds from exercise of warrants	-	5,127,658
Total cash flow from financing activities	(47,294)	(4,952,192)

Decrease in cash and cash equivalents	(7,541,416)	(9,287,000)
Cash and cash equivalents at beginning of the period	41,041,652	57,268,685
Cash and cash equivalents at end of the period	$33,500,236	$47,981,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Prior to 2021, the Company prepared its financial statements, including its condensed financial statements, in accordance with International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), as permitted in the United States based on the Company’s qualification as a “foreign private issuer” under the rules and regulations of the SEC. In connection with the loss of the Company’s status as a foreign private issuer effective on August 1, 2022, the Company, as a domestic filer, prepares its consolidated financial statements in accordance with U.S. GAAP, and restated its condensed consolidated financial statements as of January 31, 2022 to be prepared in accordance with U.S. GAAP.

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of January 31, 2023 was $73,338,140 and negative cash flows from operating activities during the six-month period ended January 31, 2023 was $7,494,122. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

e.	The Company has a wholly-owned U.S. subsidiary, BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware. BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia” and together with BTC the “Subsidiaries”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company has one operating segment and reporting unit.

f.	Since January 2020, the Coronavirus outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Canada and the United States have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Such measures present concerns that may dramatically affect the Company’s ability to conduct its business effectively.

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

On May 19, 2021, Alpha Capital Anstalt (“Alpha”) filed a lawsuit in the New York State Supreme Court, Commercial Division, New York County against BriaCell Therapeutics Corp. (“BriaCell”), alleging that BriaCell breached a loan contract when it refused to reprice and extend the term of warrants purported held by Alpha in spring 2021, seeking monetary and injunctive relief for delivery of those amended warrants. Counterclaiming and defending against Alpha’s complaint, BriaCell alleges that Alpha’s loan to BriaCell is unenforceable both because the loan is criminally usurious under New York law and because Alpha acted as an unregistered securities dealer in violation of American securities law. BriaCell also has alleged that Canadian securities law, regulation, and rules prohibited it from amending the warrants to comply with Alpha’s spring 2021 demands. On May 11, 2022, Alpha moved to dismiss BriaCell’s operative Amended Counterclaim. At oral argument on January 19, 2023, Justice Cohen granted in part and denied in part Alpha’s partial motion to dismiss BriaCell’s Amended Counterclaim and Affirmative Defenses. In relevant part, Justice Cohen refused to dismiss any of BriaCell’s substantive counterclaims, allowing BriaCell to continue to prosecute its Unjust Enrichment, Money Had and Received, Recovery of Excess, and Implied Covenant of Good Faith and Fair Dealing claims against Alpha. At this time, the parties cannot estimate the value of their respective claims and damages.

b.	Lease

The Company is currently on a month-to-month lease arrangement for office and lab space in Philadelphia, PA, in the amount of approximately $16,000 per month.

NOTE 4: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of January 31, 2023, and July 31, 2022:

	Fair Value Measurements at
	January 31, 2023			July 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	33,500,236	-	33,500,236	41,041,652	-	41,041,652

Total assets measured at fair value	$33,500,236	-	33,500,236	$41,041,652	$-	$41,041,652

Financial liabilities:
Warrants liability	11,652,356	23,119,084	34,771,440	11,151,608	20,155,414	31,307,022

Total liabilities measured at fair value	$11,652,356	23,119,084	34,771,440	$11,151,608	$20,155,414	$31,307,022

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

NOTE 5: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value.

b. Issued share capital

No shares were issued during the six-month period ended January 31, 2023.

c. Share buyback program

On September 9, 2021, the Company approved a repurchase program whereby the Company may purchase through the facilities of the TSX Venture or NASDAQ (i) up to 1,341,515 common shares (the “Common Shares”) and (ii) up to 411,962 publicly traded BCTXW warrants (the “Listed Warrants”) in total, representing 10% of the 13,415,154 Common Shares and 10% of the 4,119,622 Listed Warrants comprising the “public float” as of September 8, 2021, over the next 12 months (the “Buyback”). Independent Trading Group (ITG) Inc. will act as the Company’s advisor and dealer manager in respect of the Buyback. The Company received final regulatory approval on September 22, 2021. On September 27, 2022, the Company completed the share buyback program, repurchasing a total of 1,031,672 shares with a value of $9,098,014 (net of commissions), none of which were repurchased during the six month period ended January 31,2023, and 259,059 publicly traded warrants for $1,121,011 (net of commissions) with a fair value of $1,130,808 of which 15,736 were repurchased and cancelled during the six-month period ended January 31,2023. All of the warrants and shares repurchased have been cancelled.

NOTE 5: SHAREHOLDERS’ EQUITY (Cont.)

d. Share Purchase Warrants

A summary of changes in share purchase warrants for the six-month period ended January 31, 2023 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2022	8,137,686	$5.76
Repurchased and cancelled	(15,736)	(5.31)
Balance, January 31, 2023	8,121,950	5.76

d. Share Purchase Warrants (continued)

As of January 31, 2023, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2023	Expiry Date
51,698	$4.06	51,698	November 16, 2025
3,897,109	$5.31	3,897,109	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,950		8,121,950

e. Compensation Warrants

(i)	There were no changes to compensation warrants for the six-month period ended January 31, 2023.

(ii)	As at January 31, 2023, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2023	Expiry Date
4,890	$4.06	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

f. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2022	$31,307,022
Warrant buyback program	$(47,294)
Change in fair value during the period	$3,511,712

Balance as of January 31, 2023	$34,771,440

The key inputs used in the valuation of the non-public warrants as of January 31, 2023 and at July 31, 2022 were as follows:

NOTE 5: SHAREHOLDERS’ EQUITY (Cont.)

	January 31, 2023	July 31, 2022

Share price	$7.48	$6.50
Exercise price	$3.07-6.19	$4.23-6.19
Expected life (years)	2.79-3.85	3.58-4.35
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	3.62%	2.68%

NOTE 6: SHARE-BASED COMPENSATION

a.	On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of Shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders and remains subject to final approval from the Toronto Stock Exchange.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for six-month period ended January 31, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2022	1,490,300	$6.20	3.59	$447,090

Granted (i)	180,100	6.28	4.51	-

Balance as of January 31, 2023	1,670,400	6.21	3.69	$2,121,408

Exercisable as of January 31, 2023	1,424,010	$6.13	3.58	$1,922,414

(i)	On August 2, 2022, the Company granted 180,100 options, under the Stock Option Plan, to directors, officers and employees with an exercise price of CAD$8.38. The options vest quarterly in advance over a two-year period and expire on August 2, 2027. The fair value of the 180,100 stock options issued was $887,362. 142,100 of the options were issued to officers of the Company. The fair value of the stock options issued to the officers was $700,134.

The weighted-average grant date per-share fair value of stock options granted during six-month period ended January 31, 2023 was $4.93. As of January 31, 2023, there are $1,269,878 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.5 years.

NOTE 6:	SHARE-BASED COMPENSATION (Cont.)

c.	The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above options plans for the three and six month period ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility of the share prices	100%	100%	100%	100%
Risk-free interest rate	4.23%	1.47%	4.23%	0.80%-1.47%
Expected term (in years)	5	5	5	5

d.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of January 31, 2023.

Exercise price	Options outstanding as of January 31, 2023	Weighted average remaining contractual term (years)	Options exercisable as of January 31, 2023	Weighted average remaining contractual term (years)	Expiry Date

$6.28	180,100	4.51	45,025	4.51	August 02, 2027
$4.71	31,000	4.31	11,625	4.31	May 20, 2027
$7.51	150,000	4.04	75,000	4.04	February 16, 2027
$8.47	524,700	3.95	508,800	3.95	January 13, 2027
$7.74	12,600	3.75	11,560	3.75	November 01, 2027
$5.74	100,000	3.59	100,000	3.59	September 01, 2026
$4.24	60,000	3.22	60,000	3.22	April 19, 2026
$4.24	612,000	3.16	612,000	3.16	March 29, 2026
	1,670,400		1,424,010

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan for six-month period ended January 31, 2023:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2022	-	$-
Granted (i)	19,200	123,072
Balance, January 31, 2023	19,200	$143,616

(i)	On August 2, 2022, the Company issued 19,200 RSU’s to the CEO. The RSU’s vested immediately.

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six-month period ended January 31, 2023 and 2022 is comprised as follows:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	$225,091	109,453	$575,347	109,453
General and administrative expenses	41,753	705,423	803,438	1,223,557
Total share-based compensation	$266,844	814,876	$1,378,785	1,333,010

NOTE 7: FINANCIAL INCOME (EXPENSES), NET

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$240,595	12,081	$428,948	18,386
Interest expense	-	-	-	(979)
Change in fair value of warrant liability	(7,629,502)	14,797,888	(3,511,712)	(10,456,148)
Gain on government grant	-	3,388	-	3,388
Foreign exchange loss	(6,532)	(6,041)	(16,065)	(6,007)
Loss on extinguishment of debt	-	-	-	-
Financial income (expenses), net	$(7,395,439)	$14,807,316	$(3,098,829)	$(10,441,360)

NOTE8: BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in three and six month ended January 31, 2023 and for the six months ended January 31, 2022; hence all potentially dilutive ordinary shares were excluded during those periods due to their anti-dilutive effect.

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS
Numerator:
Net income (loss)	$(11,881,762)	$11,160,507	$(12,988,303)	$(16,372,978)
Denominator:
Shares used in computation of basic earnings per share	15,518,018	15,788,827	15,518,018	15,547,497
Basic EPS	$(0.77)	$0.71	$(0.84)	$(1.05)
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic and diluted	$(11,881,762)	$704,359	$(12,988,303)	$(16,372,978)
Denominator:
Shares used in computing net EPS of common stock, basic	15,518,018	15,788,827	15,518,018	15,547,497
Stock Options	-	337,644	-	-
Warrants	-	2,279,143	-	-
Shares used in computation of diluted earnings per share	15,518,018	18,405,614	15,518,018	15,547,497
Diluted EPS	$(0.77)	$0.04	$(0.84)	$(1.05)

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2022 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2023 in comparison to the second quarter of fiscal 2022.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Overview

BriaCell (the “Company”) is an immuno-oncology biotechnology company with a strong focus on cancer immunotherapy. Immunotherapies have come to the forefront in the fight against cancer since they harness the body’s own immune system to recognize and destroy cancer cells. BriaCell owns the U.S. patent to SV-BR-1-GM (“Bria-IMT™”), a whole-cell targeted immunotherapy for cancer (U.S. Patent No. 7,674,456), as well as patents related to PKCδ inhibitors (U.S. Patent Nos. 9,364,460 and 9,572,793). The Company is currently advancing our targeted immunotherapy program by prioritizing a Phase I/IIa clinical trial with Bria-IMT™ in combination with an immune checkpoint inhibitor and a companion diagnostic test, BriaDx™, to identify patients most likely to benefit from Bria-IMT™. The Bria-IMT™ regimen was evaluated in four patients in a prior study in 2004-2006 by Dr. Charles Wiseman, the scientific founder, former member of the board of directors of the Company (the “Board”) and principal scientific advisor. Encouraging results were obtained, especially in a patient who matched Bria-IMT™ at HLA alleles and had a grade II tumor. In 2017-2018 BriaCell evaluated 23 patients with advanced breast cancer with the Bria-IMT™ regimen and obtained confirmation of the ability of the Bria-IMT™ regimen to induce regression of metastatic breast cancer in patients who match Bria-IMT™ at least at one HLA allele and/or if they had grade I or grade II tumors. A combination study with the immune checkpoint inhibitor pembrolizumab (KEYTRUDA®) was initiated on September 2018. BriaCell purchased the KEYTRUDA® for this study as BriaCell does not have an agreement with Merck & Co., Inc. for the supply of KEYTRUDA®. Eleven patients were dosed in the combination therapy trial with Bria-IMT™ and the immune checkpoint inhibitor KEYTRUDA® and subsequently dosing with this combination was discontinued. The study was modified under an amended protocol which evaluates the combination of the Bria-IMT™ regimen with Incyte Corporation experimental drugs retifanlimab (anti-PD-1 antibody similar to pembrolizumab). The study is ongoing.

It is estimated by the National Cancer Institute that in 2022, approximately 287,500 women were diagnosed with breast cancer in the United States. That means that every two minutes an American woman is diagnosed with breast cancer and more than 43,000 died in 2022. Although about 100 times less common than in women, breast cancer also affects men. It is estimated that the lifetime risk of men getting breast cancer is about 1 in 1,000, and the American Cancer Society estimates that approximately 2,710 new cases of invasive male breast cancer will be diagnosed and approximately 530 men will die from breast cancer in 2022.

According to the May 2019 “Global Oncology Trends 2021” report by the IQVIA Institute, the global market for cancer drugs (including immunotherapy drugs) is expected to reach nearly $269 billion by the end of 2025, growing at a compound annual growth rate (“CAGR”) of 10% between 2021 and 2025, of which about 20% is expected to be immuno-oncology drugs.

About 12.9% percent of women will be diagnosed with breast cancer at some point during their lifetime. In 2018, there were an estimated 3,676,262 women living with female breast cancer in the United States. Approximately 81% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status - the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor co-receptor (HER2). Based on the latest SEER statistics, 74.6% were found to be HR+/HER2−, 10.8% were triple-negative (HR−/HER2−), 10.5% were HR+/HER2+, and 4.0% were HR−/HER2+.1

It is estimated that over 150,000 women in the US are living with MBC. For those with metastatic disease at diagnosis, their 5-year survival rate is 27%. For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that the Bria-IMT™ indication will be for the treatment of patients with MBC who have failed other approved therapies. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months. Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy. One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.

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

Bria-IMT™ regimen combined with Incyte’s retifanlimab

The Company’s data showed clinical benefit including extended survival time and tumor reductions in heavily pre-treated advanced breast cancer patients who matched our lead candidate, Bria-IMT™, at HLA type/s, and these findings guided the development of further optimized off-the-shelf personalized immunotherapies for advanced breast cancer and other cancers.

On September 14, 2022, the Company signed an agreement with Caris Life Sciences® (Caris), a leading molecular science and technology company actively developing and delivering innovative solutions to revolutionize healthcare.

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

On October 12, 2022, the Company added Mayo Clinic, Jacksonville, Florida as a clinical site in the Phase I/II study of BriaCell’s lead candidate, Bria-IMT™, with Incyte’s PD-1 inhibitor, retifanlimab, in advanced breast cancer.

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

BriaCell is impressed with the data showing very strong immune responses for both Bria-OTS+™ and Bria-PROS™. We expect both Bria-OTS+™ and Bria-PROS™ to boost the immune system response and produce strong anti-tumor responses in patients with advanced breast cancer and prostate cancer, respectively.

Patent Issuance

On January 10, 2023, the Company announced that it received an Issue Notification from the United States Patent and Trademark Office for the composition of matter and method of use of its personalized off-the-shelf cell-based immunotherapy for cancer. The patent issued on January 24, 2023 as US Patent No. 11,559,574 with the term extending to May 25, 2040. Additionally, BriaCell was awarded an Australian patent (Patent No. 2017224232, extends to February 27, 2037) covering composition of matter and method of use for its whole-cell cancer immunotherapy technology in Australia.

Intellectual Property: US Patent No. 11,559,574, titled “Whole-cell cancer vaccines and methods for selection thereof,” will issue on January 24, 2023, and covers the composition of matter and method of use of BriaCell’s personalized off-the-shelf whole-cell immunotherapies. The novel technology involves the development of several HLA specific whole-cell immunotherapies in advance, and selection of the appropriate off-the-shelf (i.e. pre-made) immunotherapies for each patient (i.e. personalized therapy) based on the patient’s HLA type using a fast and easy saliva test. Once issued, the patent will provide intellectual property protection through May 25, 2040, and a patent term extension under Hatch-Waxman potentially applies (which would extend such protection for an additional five years).

Additionally, BriaCell was awarded Australian Patent No. 2017224232, titled “Whole-cell cancer vaccines and methods for selection thereof,” for claims covering composition of matter and method of use for BriaCell’s whole-cell immunotherapy for cancer in Australia.

BriaCell currently holds multiple issued patents and pending patent applications to cover its whole-cell immunotherapy’s composition of matter and method of use worldwide. For a summary of BriaCell’s issued patents, please visit https://briacell.com/patents/ ..

Bria-OTS™ Program Timelines

FDA has provided guidance regarding the development of cells and final cell-bank testing for BriaCell’s Bria-OTS™ clinical-grade cell lines. Once completed in accordance with FDA’s requirements, BriaCell expects to initiate the Bria-OTS™ study under an Investigational New Drug Application (IND) in the first half of 2023.

Clinical Sites

The following clinical sites are actively enrolling patients for BriaCell’s ongoing Phase II combination study:

●	Carle Cancer Institute, Urbana, Illinois
●	American Oncology Network, LLC (AON), Baltimore, Maryland
●	Mayo Clinic, Jacksonville, Florida
●	Hoag, Newport Beach, California
●	Sylvester Comprehensive Cancer Center, part of UHealth – the University of Miami Health System, Miami, Florida
●	Atlantic Health System, Morristown and Overlook Hospitals, Morristown and Summit, New Jersey
●	Tranquil Clinical Research, Webster, Texas
●	Mary Crowley Cancer Research center, Dallas, Texas
●	Providence Medical Group, Santa Rosa, California
●	Cancer Center of Kansas, Wichita, Kansas

End of Phase II Meeting with the Food and Drug Administration

On January 18, 2023 BriaCell received agreement and positive feedback from its End of Phase II meeting with the FDA regarding BriaCell’s lead clinical candidate, Bria-IMT™ in combination with a checkpoint inhibitor (under Fast Track designation), in advanced metastatic breast cancer.

BriaCell and the FDA have agreed on the primary end point, the essential elements of the study design, and the type of patients to be enrolled in BriaCell’s upcoming pivotal clinical study. This pivotal registration study will be enrolling advanced metastatic breast cancer patients for whom no approved treatment options exist.

Registration study success could lead to a Biologics License Application (BLA) submission for the approval of the combination regimen for commercialization in advanced metastatic breast cancer.

Updated Clinical Data

On Feb. 23, 2023 BriaCell reported updated survival data from its previously disclosed group of 12 patients (11 patients enrolled in 2021/2022) in the ongoing Phase II clinical trial evaluating Bria-IMT™ in combination with Incyte’s retifanlimab for the treatment of advanced metastatic breast cancer.

9 of 11 (82%) patients remain alive from 2021/2022 dosing, suggesting strong survival benefits.

7 of 11 (64%) patients showed either disease control or progression-free survival (“PFS”) benefits compared with their most recent prior therapy regimen suggesting clinical benefit, including survival and delayed cancer progression in this very difficult to treat patient population.

Median PFS of 3.5 months (with one subject ongoing) compares favorably with other recent studies of patients with advanced disease including other approved agents in earlier lines of therapy (Tripathy “ATTAIN” 2022, Perez 2015 “BEACON”, Cortes 2018, O’Shaughnessy 2022 “ASCENT”).

Regimen remains well tolerated with no dose limiting toxicities.

This clinical data from BriaCell’s combination regimen highlights survival benefits in a cohort (3rd line or later) with a life expectancy of merely months or weeks in some cases. Patients in this cohort had failed a median of 5 other treatments prior to enrolling in BriaCell’s study. Other reportable benefits such as less pain and better quality of life were also observed in these patients.

Subsets of top-responding patients: 4 of 5 patients with Grade I/II cancer, and 6 of 8 hormone receptor positive (HR+) patients had either disease control or improved PFS suggesting potentially better responding subgroup/s of patients. These subgroups represent large segments of the advanced breast cancer patient population.

Enrollment update: 9 additional patients have been screened/enrolled in the study, incremental to the 12 patients announced in December 2022. With patients continuing to enroll and remain on the treatment, more data including overall survival data will be disclosed at regular intervals.

Other Corporate Matters

On Feb. 09, 2023 BriaCell announced the results of its annual general and special meeting of shareholders of the Company (the “Shareholders”) for the year ended July 31, 2022 held on February 9, 2023 (the “Meeting”). A total of 6,663,370 common shares of the Company (the “Common Shares”) were voted, representing 42.94% of the Company’s issued and outstanding Common Shares. At the Meeting, the Shareholders overwhelmingly voted in favor of all proposed resolutions that consisted of the following:

1.	Appointment of MNP LLP as auditors of the Company for the ensuing year and authorizing the directors to fix their remuneration;
2.	Election of Dr. William V. Williams, Mr. Jamieson Bondarenko, Mr. Marc Lustig, Dr. Jane A. Gross, Dr. Rebecca Taub, Mr. Vaughn C. Embro-Pantalony, and Mr. Martin E. Schmieg as directors of the Company;
3.	Approval of the Company’s new omnibus equity incentive plan (the “Omnibus Plan”);
4.	Ratification of restricted share units awarded under the Omnibus Plan; and
5.	Approval and adoption of an amendment to the Articles of the Company to require the presence, in person or by proxy, of two or more shareholders representing at least 33 1/3% of the outstanding shares entitled to be voted in order to constitute a quorum at any meeting of shareholders, and to remove the quorum exception for succeeding meetings of shareholders.

Having received Shareholder approval, the Company’s Omnibus Plan remains subject to final approval from the Toronto Stock Exchange. The formal report on voting results with respect to all matters voted upon during the Meeting will be filed on the Company’s SEDAR profile at www.sedar.com .

Results of Operations for the Three Months Ended January 31, 2023 and 2022

	Three months ended January 31,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$3,053,357	$1,708,179
General and administrative expenses	1,432,966	1,938,630
Total operating expenses	4,486,323	3,646,809

Operating loss	(4,486,323)	(3,646,809)
Financial income (expenses), net
Interest income	240,595	12,081
Change in fair value of warrant liability	(7,629,502)	14,797,888
Gain on government grant	-	3,388
Foreign exchange gain	(6,532)	(6,041)
Total financial income (expenses), net	(7,395,439)	14,807,316
Prodit (loss) and Comprehensive profit (loss) for the period	$(11,881,762)	$11,160,507
Net loss per share – basic and diluted	$(0.77)	$0.71
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,018	15,788,827

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Three months ended January 31,
	2023	2022

Clinical trials	$1,438,231	$635,195
Pre-clinical projects	745,236	599,007
Chemical, Manufacturing and Control Costs (“CMC Costs”)	331,590	178,012
Other	538,300	295,965
	$3,053,357	$1,708,179

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase I/IIa clinical trial. Clinical trial expenses increased in 2023 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an addition pre-clinical program (sCD80).

CMC costs include the manufacturing of Bria-IMT™ and Bria-OTS™ and all quality control and quality assurance testing on the investigational product. CMC costs increased in 2023 to support the addition patients in our trials.

Other costs are ancillary expenses we incur such as costs to maintain our patents, investigation of early-stage projects, scientific advisory board expenses, contracts with vendors for pre-clinical work, and administration costs associated with all our research and development expenditure. Other costs increased in 2023 as we investigated additional potential pre-clinical projects.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended January 31,
	2023	2022

Clinical trial sites and investigational drug costs	$1,288,577	$1,022,705
Wages and salaries	1,282,441	524,108
Laboratory Rent	48,000	25,800
Supplies	207,061	20,762
Professional fees	2,187	5,351
Insurance product	-	-
Share-based compensation	225,091	109,453
	$3,053,357	$1,708,179

For the three-month period ended January 31, 2023, total research costs amounted to $3,053,357, as compared to $1,708,179 for the three-month period ended January 31, 2022. The rise in these costs is primarily attributed to the continued expansion of the Company’s clinical trials, specifically our Bria-IMT™ trial. Clinical Trials and investigational drug costs increased from $1,022,705 in 2022 to $1,288,577 in 2023. Laboratory costs increase during 2023 as well, including the hiring of additional lab employees which increased from $524,108 in 2022 to $1,282,441 in 2023 and increased supplies from $20,762 in 2022 to $207,061 in 2023. Finally, the increase in share based compensation (non-cash) expenses, from $109,453 in 2022 to $225,091 in 2023 also contributed to the increase in research and development expenses.

General and Administrative Expenses

For the three-month period ended January 31, 2023, general and administrative expenses amounted to $1,432,966 as compared to $1,938,630 for the three-month period ended January 31, 2022. The decrease relates primarily to decrease in share based compensation (non-cash) expense.

Financial income (expenses), net

For the three-month period ended January 31, 2023, financial expense, net, amounted to $7,395,439, as compared to income of $14,807,316 for the three-month period ended January 31, 2022. The large difference is due to the change in value of the Company’s warrant liability which amounted to a loss of $7,629,502 in the three-month period ending January 31, 2023, and a gain of $14,797,888 in the three-month period ending January 31, 2022.

Loss for the period

The Company reported a loss for the three-month period ended January 31, 2023, of $11,881,762, as compared to a gain of $11,160,507 for the three-month period ended January 31, 2022. The loss in 2023 is due to a significant increase in the fair value of the warrant liability with the addition of increased operational spending. The gain in the prior period is due to the large decrease in fair value of the warrant liability.

Results of Operations for the Six Months Ended January 31, 2023 and 2022

	Six months ended January 31,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	6,308,572	2,583,815
General and administrative expenses	3,580,902	3,347,803
Total operating expenses	9,889,474	5,931,618

Operating loss	(9,889,474)	(5,931,618)
Interest income	428,948	18,386
Interest expense	-	(979)
Change in fair value of warrant liability	(3,511,712)	(10,456,148)
Gain of government grant	-	3,388
Foreign exchange gain	(16,065)	(6,007)
Total financial expenses, net	(3,098,829)	(10,441,360)
Loss and Comprehensive loss for the period	$(12,988,303)	$(16,372,978)
Net loss per share – basic and diluted	$(0.84)	$(1.05)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,018	15,547,497

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Six months ended January 31,
	2023	2022

Clinical trials	$3,041,327	$960,804
Pre-clinical projects	1,608,402	906,067
CMC Costs	741,608	269,264
Other	917,235	447,679
	$6,308,572	$2,583,815

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase I/IIa clinical trial. Clinical trial expenses increased in 2023 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an addition pre-clinical program (sCD80).

CMC costs include the manufacturing of Bria-IMT™ and Bria-OTS™. CMC costs increased in 2023 to support the additional patients in our trials.

Other costs are ancillary expenses we incur such as costs to maintain our patents, investigation of early-stage projects, scientific advisory board expenses, contracts with vendors for pre-clinical work, and administration costs associated with all our research and development expenditure. Other costs increased in 2023 as we investigated additional potential pre-clinical projects.

The following is a breakdown of our research and development costs by nature of expenses:

	Six months ended January 31,
	2023	2022

Clinical trial sites and Investigational drug costs	$3,330,516	$1,497,780
Wages and salaries	1,998,985	809,648
Laboratory Rent	96,000	55,954
Supplies	300,425	80,391
Professional fees	7,299	28,933
Insurance product	-	1,656
Share-based compensation	575,347	109,453
	$6,308,572	$2,583,815

For the six-month period ended January 31, 2023, research costs amounted to $6,308,572, as compared to $2,583,815 for the six-month period ended January 31, 2022. The rise in these costs is primarily attributed to the continued expansion of the Company’s clinical trials, specifically our Bria-IMT™ trial. Clinical Trials and investigational drug costs increased from $1,497,780 in 2022 to $3,330,516 in 2023. Laboratory costs increase during 2023 as well, including the hiring of additional lab employees which increased from $809,648 in 2022 to $1,998,985 in 2023 and increased supplies from $80,391 in 2022 to $300,425 in 2023. Finally, the increase in share based compensation (non-cash) expenses, from $109,453 in 2022 to $575,347 in 2023 also contributed to the increase in research and development expenses.

General and Administrative Expenses

For the six-month period ended January 31, 2023, general and administrative expenses amounted to $3,580,902 as compared to $3,347,803 for the six-month period ended January 31, 2022. These increases relate primarily to increased insurance premiums, professional fees, and salaries.

Financial income (expenses), net

For the six-month period ended January 31, 2023, financial expense, net, amounted to $3,098,829, as compared to $10,441,360 for the six-month period ended January 31, 2022. The large difference is due to the change in value of the Company’s warrant liability which amounted to a loss of $3,511,712 in the six-month period ending January 31, 2023, and a loss of $10,456,148 in the six-month period ending January 31, 2022. The Company recorded $428,948 in interest income in the six-month period ending January 31, 2023, as compared to $18,386 in the six-month period ending January 31, 2022.

Loss for the period

The Company reported a loss for the period ended January 31, 2023, of $12,988,303, as compared to $16,372,978 for the period ended January 31, 2022. The loss in 2023 is due to a significant increase in the fair value of the warrant with the addition of increased operational spending. The higher loss in the prior period is due to the larger increase in fair value of the warrant liability.

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

As of January 31, 2023, the Company has total assets of $34,161,267 (July 31, 2022 - $42,577,041) and a positive working capital balance of $33,268,148 (July 31, 2022 -$41,405,613).

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

Liquidity and Capital Resources

As of January 31, 2023, the Company has working capital of $33,268,148 (July 31, 2022 - $41,405,613) and an accumulated deficit of $73,338,140 (July 31, 2022 - $60,349,837).

As of January 31, 2023, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful

During the six-month period ended January 31, 2023, the Company’s overall position of cash and cash equivalents decreased by $14,481,449 from the six-month period ended January 31, 2022 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the six-month period ended January 31, 2023, was $7,494,122, as compared to $4,334,808 for the six-month period ended January 31, 2022.

Cash used in financing activities for the six-month period ended January 31, 2023, was $47,294, as compared to $4,952,192 for the six-month period ended January 31, 2022.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the six-month period ended January 31, 2023.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of January 31, 2023, the Company has total assets of $34,161,267 (July 31, 2022 - $42,577,041) and a positive working capital balance of $33,368,149 (July 31, 2022 –$41,405,613).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. The Company does not believe it is exposed to material interest rate risk as it has no interest-bearing debt.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated trade payable and cash. As of January 31, 2023, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of January 31, 2023, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We continue to implement plans that are improving these material weaknesses, including implementation of independent review and approval of transactions and reconciliations in certain processes through hiring additional personnel and segregating duties amongst our team. We are instituting processes to document and retain evidence to support reviews and reconciliations.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 19, 2021, Alpha Capital Anstalt (“Alpha”) filed a lawsuit in the New York State Supreme Court, Commercial Division, New York County against BriaCell Therapeutics Corp. (“BriaCell”), alleging that BriaCell breached a loan contract when it refused to reprice and extend the term of warrants purported held by Alpha in spring 2021, seeking monetary and injunctive relief for delivery of those amended warrants. Counterclaiming and defending against Alpha’s complaint, BriaCell alleges that Alpha’s loan to BriaCell is unenforceable both because the loan is criminally usurious under New York law and because Alpha acted as an unregistered securities dealer in violation of American securities law. BriaCell also has alleged that Canadian securities law, regulation, and rules prohibited it from amending the warrants to comply with Alpha’s spring 2021 demands. On May 11, 2022, Alpha moved to dismiss BriaCell’s operative Amended Counterclaim. At oral argument on January 19, 2023, Justice Cohen granted in part and denied in part Alpha’s partial motion to dismiss BriaCell’s Amended Counterclaim and Affirmative Defenses. In relevant part, Justice Cohen refused to dismiss any of BriaCell’s substantive counterclaims, allowing BriaCell to continue to prosecute its Unjust Enrichment, Money Had and Received, Recovery of Excess, and Implied Covenant of Good Faith and Fair Dealing claims against Alpha. At this time, the parties cannot estimate the value of their respective claims and damages.

The Company disagrees with Alpha’s claims, is defending these claims, and has filed a counter claim. At this time, whilst it is impossible to provide any guarantee as to the outcome of the lawsuit, it is the Company’s assessment, based on advice from the Company’s legal counsel at this time, and based on the information known by the Company, that it is more likely than not that BriaCell will not have to pay Alpha in the litigation.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

BRIACELL THERAPEUTICS CORP.

March 15, 2023	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 15, 2023	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

