Form 10-Q
period 2023-04-30
BriaCell Therapeutics Corp.
filed 2023-06-14
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 14, 2023, there were 15,981,726 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL

INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	July 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,170,099	$41,041,652
Amounts receivable	14,896	24,103
Prepaid expenses	1,317,985	1,280,945
Total current assets	29,502,980	42,346,700

NON-CURRENT ASSETS:
Investments	2	2
Intangible assets, net	218,886	230,339
Total non-current assets	218,888	230,341

Total assets	$29,721,868	$42,577,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$995,252	$463,280
Accrued expenses and other payables (Note 7)	387,842	477,807
Total current liabilities	1,383,094	941,087

NON-CURRENT LIABILITIES:
Warrant liability	34,231,116	31,307,022
Total non-current liabilities	34,231,116	31,307,022

SHAREHOLDERS’ EQUITY:
Share Capital of no par value - Authorized: unlimited at April 30, 2023 and July 31, 2022 ; Issued and outstanding: 15,518,318 and 15,269,853 shares April 30, 2023 and July 31, 2022, respectively	65,591,784	65,589,293
Additional paid in capital	6,888,134	5,228,160
Accumulated other comprehensive loss	(138,684)	(138,684)
Accumulated deficit	(78,233,576)	(60,349,837)
Total shareholders’ equity (deficit)	(5,892,342)	10,328,932

Total liabilities and shareholders’ equity (deficit)	$29,721,868	$42,577,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

BriaCell Therapeutics Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$3,860,568	$2,268,805	$10,169,140	4,852,620
General and administrative expenses (Note 7)	1,816,461	1,854,455	5,397,363	5,202,258
Total operating expenses	5,677,029	4,123,260	15,566,503	10,054,878

Operating loss	(5,677,029)	(4,123,260)	(15,566,503)	(10,054,878)
Financial income (expenses), net	781,593	(5,892,313)	(2,317,236)	(16,333,673)
Net loss for the period	(4,895,436)	(10,015,573)	(17,883,739)	(26,388,551)
Comprehensive loss for the period	$(4,895,436)	$(10,015,573)	$(17,883,739)	(26,388,551)
Loss per share – basic and diluted	$(0.32)	$(0.65)	$(1.15)	$(1.70)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,518,072	15,358,947	15,518,036	15,486,028
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,518,072	15,358,947	15,518,036	15,486,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	Equity
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)
Exercise of public offering warrants	300	2,491	-	-	-	2,491
Issuance of options	-	-	281,189	-	-	281,189
Net loss for the period	-	-	-	-	(4,895,436)	(4,895,436)
Balance, April 30, 2023	15,518,318	$65,591,784	$6,888,134	$(138,684)	$(78,233,576)	$(5,892,342)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932
Exercise of public offering warrants	300	2,491	-	-	-	2,491
Issuance of options	-	-	1,659,974	-	-	1,659,974
Net loss for the period	-	-			(17,883,739)	(17,883,739)
Balance, April 30, 2023	15,518,318	$65,591,784	$6,888,134	$(138,684)	$(78,233,576)	$(5,892,342)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	equity
Balance, January 31, 2022	15,946,642	$62,961,708	$3,511,140	$(138,684)	$(49,908,466)	$16,425,698
Exercise of representation warrants	11,153	125,713	-	-	-	125,713
Exercise of private placement warrants	197,200	2,251,913	-	-	-	2,251,913
Exercise of public offering warrants	30,389	307,075	-	-	-	307,075
Issuance of options	-	-	863,626	-	-	863,626
Shares cancelled	(667,366)	-	-	-	-	-
Expiration of options	-	-	(24,554)	-	24,554	-
Net loss for the period	-	-	-	-	(10,015,573)	(10,015,573)
Balance, April 30, 2022	15,518,018	$65,646,409	$4,350,212	$(138,684)	$(59,899,485)	$9,958,452

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, July 31, 2021	15,269,583	$54,774,172	$2,178,130	$(138,684)	$(29,141,897)	$27,671,721
Exercise of representation warrants	219,453	1,429,953	-	-	-	1,429,953
Exercise of private placement warrants	997,200	12,162,001	-	-	-	12,162,001
Exercise of public offering warrants	63,454	1,984,706	-	-	-	1,984,706
Issuance of options	-	-	2,196,636	-	-	2,196,636
Shares repurchased and canceled	(1,031,672)	(4,704,423)	-	-	(4,393,591)	(9,098,014)
Expiration of options	-	-	(24,554)	-	24,554	-
Net loss for the period	-	-			(26,388,551)	(26,388,551)
Balance, April 30, 2022	15,518,018	$65,646,409	$4,350,212	$(138,684)	$(59,899,485)	$9,958,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

BriaCell Therapeutics Corp.

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine months ended April 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(17,883,739)	$(26,388,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,453	11,453
Share-based compensation	1,659,974	2,196,637
Interest expense	-	979
Gain from government grant	-	(3,388)
Change in fair value of warrants	2,972,285	16,384,676
Changes in assets and liabilities:
Decrease in amounts receivable	9,207	(1,958)
Increase in prepaid expenses	(37,040)	(1,167,991)
Increase in accounts payable	531,972	6,945
Decrease in accrued expenses and other payables	(89,965)	(197,449)
Total cash flow from operating activities	(12,825,853)	(9,158,647)

Cash flows from financing activities
Proceeds from exercise of warrants	1,594	6,509,768
Share and warrant buyback program	(47,294)	(10,069,065)
Repayment government grant	-	(23,577)
Total cash flow from financing activities	(45,700)	(3,582,874)

Decrease in cash and cash equivalents	(12,871,553)	(12,741,521)
Cash and cash equivalents at beginning of the period	41,041,652	57,268,685
Cash and cash equivalents at end of the period	$28,170,099	$44,527,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1: GENERAL

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”). under the symbol “BCT” and on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX” and “BCTXW”.

b.	BriaCell owns the U.S. and Japanese patents to SV-BR-1-GM (“Bria-IMT™”), a whole-cell targeted immunotherapy for cancer (U.S. Patent No. 7,674,456, U.S. Patent No. 11,559,574 B2, Japanese Patent No. 6901505), as well as patents related to PKCδ inhibitors (U.S. Patent Nos. 9,364,460 and 9,572,793). The Company is currently advancing its targeted immunotherapy program by prioritizing a Phase II clinical trial with Bria-IMT™ in combination with an immune checkpoint inhibitor.

c.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of a normal recurring nature which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended July 31, 2022, filed with the SEC on October 28, 2022. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

Prior to 2021, the Company prepared its financial statements, including its condensed financial statements, in accordance with International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), as permitted in the United States based on the Company’s qualification as a “foreign private issuer” under the rules and regulations of the SEC. In connection with the loss of the Company’s status as a foreign private issuer effective on August 1, 2022, the Company, as a domestic filer, prepares its consolidated financial statements in accordance with U.S. GAAP, and restated its condensed consolidated financial statements as of April 30, 2022, to be prepared in accordance with U.S. GAAP.

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2023, was $78,233,576 and negative cash flows from operating activities during the nine-month period ended April 30, 2023, was $12,825,853. The Company is planning to finance its operations with its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

e.	The Company has a wholly-owned U.S. subsidiary, BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware. BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia” and, together with BTC, the “Subsidiaries”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company has one operating segment and reporting unit. Subsequent to the reporting period, on May 24, 2023, the Company entered into an Arrangement Agreement to spin out certain pre-clinical pipeline assets to a newly incorporated entity, BriaPro Therapeutics Corp. (“SpinCo”), with the Company initially retaining a 66.67% ownership interest in SpinCo, subject to shareholder, TSX, NASDAQ, and court approvals, with the anticipated completion of the Arrangement by August 2023.

f.	The Company may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by COVID-19 or are fearful of visiting or traveling to our clinical trial sites because of a new outbreak of COVID-19, or of a new variant thereof, or of another pandemic. In the event that clinical trial sites are slowed down or closed to enrolment in our trials, this could have a material adverse impact on our clinical trial plans and timelines. The Company currently believes that the execution of our clinical trials and research programs were delayed by at least one quarter due to COVID-19. Although future delays appear unlikely, they cannot be ruled out.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

  a. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

  b. Recently issued and adopted accounting standards:

The Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company as an “emerging growth company” to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

1.	In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. Effective August 1, 2021, the Company early adopted ASU 2016-13. Adoption of the new standard did not have a material impact on the financial statements.

2.	In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. Effective August 1, 2021, the Company early adopted ASU 2020-06. Adoption of the new standard did not have a material impact on the financial statements.

3.	In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. Early adoption is permitted. Adoption of the new standard did not have a material impact on the financial statements.

NOTE 3: CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

On May 24, 2023, the Company reached a settlement agreement with an investor who made certain claims against the Company and was seeking monetary and injunctive relief, and against which the Company had filed counterclaims. Pursuant to the settlement agreement, the Company paid $230,000 for the full and final settlement of all of the investor’s claims, in full and final settlement of any and all existing claims that the Company and investor had or may have had against each other.

b.	Lease

The Company is currently on a month-to-month lease arrangement for office and lab space in Philadelphia, PA, in the amount of approximately $16,000 per month.

NOTE 4: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of April 30, 2023, and July 31, 2022:

	Fair Value Measurements at
	April 30, 2023			July 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	28,170,099	-	28,170,999	41,041,652	-	41,041,652

Total assets measured at fair value	$28,170,099	$-	$28,170,999	$41,041,652	$-	$41,041,652

Financial liabilities:
Warrants liability	11,748,879	22,482,237	34,231,116	11,151,608	20,155,414	31,307,022

Total liabilities measured at fair value	$11,748,879	$22,482,237	$34,231,116	$11,151,608	$20,155,414	$31,307,022

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

NOTE 5: SHAREHOLDERS’ EQUITY (DEFICIT)

a.	Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value.

b.	Issued share capital

During the nine-month period ended April 30, 2023, 300 warrants with an exercise price of $5.31 were exercised for gross proceeds of $1,594. The Company issued 300 shares in respect of the exercise of these warrants.

c. Share buyback program

On September 9, 2021, the Company approved a repurchase program whereby the Company may purchase through the facilities of the TSX or NASDAQ (i) up to 1,341,515 common shares (the “Common Shares”) and (ii) up to 411,962 publicly traded BCTXW warrants (the “Listed Warrants”) in total, representing 10% of the 13,415,154 Common Shares and 10% of the 4,119,622 Listed Warrants comprising the “public float” as of September 8, 2021, over the next 12 months (the “Buyback”). Independent Trading Group (ITG) Inc. acted as the Company’s advisor and dealer manager in connection with the Buyback. The Company received final regulatory approval on September 22, 2021. On September 27, 2022, the Company completed the share buyback program, repurchasing a total of 1,031,672 shares with a value of $9,098,014 (net of commissions), none of which were repurchased during the nine month period ended April 30, 2023, and 259,059 publicly traded warrants for $1,121,011 (net of commissions) with a fair value of $1,130,808, of which 15,736 were repurchased and cancelled during the nine-month period ended April 30, 2023. All of the warrants and shares repurchased have been cancelled.

During the three month period ending April 30, 2022 a total of 667,366 shares were canceled with a value of $5,589,945 (net of commissions). All of these shares were recognized upon their repurchase within the three-month period ending January 31, 2022.

d. Share Purchase Warrants

A summary of changes in share purchase warrants for the nine months ended April 30, 2023, is presented below:

	Number of warrants outstanding	Weighted average exercise price
	(Unaudited)	(Unaudited)
Balance, July 31, 2022	8,137,686	$5.76
Exercised during the period	(300)	(5.31)
Repurchased and cancelled during the period	(15,736)	(5.31)
Balance, April 30, 2023	8,121,650	5.76

As of April 30, 2023, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2023	Expiry Date
51,698	$4.41	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,650		8,121,650

e) Compensation Warrants

(i)	There were no changes to compensation warrants for the nine-month period ended April 30, 2023.

(ii)	As at April 30, 2023, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2023	Expiry Date
4,890	$4.41	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

f) Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2022	$31,307,022
Exercise of warrants	$(897)
Warrant buyback program	(47,294)
Change in fair value	$2,972,285

Balance as of April 30, 2023	$34,231,116

The key inputs used in the valuation of the warrants as of April 30, 2023 and at July 31, 2022 were as follows:

	April 30, 2023	July 31, 2022

Share price	$7.44	$6.50
Exercise price	$3.99-6.19	$4.23-6.19
Expected life (years)	2.55-3.60	3.58-4.35
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	3.49%	2.68%

NOTE 6: SHARE-BASED COMPENSATION

a.	On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for nine-month period ended April 30, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2022	1,490,300	$6.20	3.59	$447,090

Granted(i & ii)	201,100	6.27	4.32	-

Balance as of April 30, 2023	1,691,400	6.22	3.46	$2,063,508

Exercisable as of April 30, 2023	1,477,073	$6.15	3.36	$1,905,424

(i)	On August 2, 2022, the Company granted 180,100 options to directors, officers and employees with an exercise price of CAD$8.38. The options vest quarterly in advance over a two-year period and expire on August 2, 2027. The fair value of the 180,100 stock options issued was $887,362. 142,100 of the options were issued to officers of the Company. The fair value of the stock options issued to the officers was $700,134.

(ii)	On February 27, 2023, the Company granted 21,000 options to consultants and employees with an exercise price of $7.16. The options vest quarterly in advance over a two-year period and expire on February 27, 2028. The fair value of the 21,000 stock options issued was $114,762.

The weighted-average grant date per-share fair value of stock options granted during nine-month period ended April 30, 2023, was $5.03. As of April 30, 2023, there are $1,103,450 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.75 years.

c.	The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the Company’s equity incentive plans for the three and nine months ended April 30, 2023, and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Dividend yield	0%	0%	0%	0%
Expected volatility of the share prices	100%	100%	100%	100%
Risk-free interest rate	4.21%	1.19%-1.92%	4.21-4.23%	0.80%-1.92%
Expected term (in years)	5	5	5	5

d.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of April 30, 2023:

Exercise price	Options outstanding as of April 30, 2023	Weighted average remaining contractual term (years)	Options exercisable as of April 30, 2023	Weighted average remaining contractual term (years)	Expiry Date

$7.16	21,000	4.83	2,625	4.83	February 27, 2028
$6.28	180,100	4.26	67,538	4.26	August 02, 2027
$4.71	31,000	4.06	15,500	4.06	May 20, 2027
$7.51	150,000	3.79	93,750	3.79	February 16, 2027
$8.47	524,700	3.70	514,100	3.70	January 13, 2027
$7.74	12,600	3.50	11,560	3.50	November 01, 2026
$5.74	100,000	3.34	100,000	3.34	September 01, 2026
$4.24	60,000	2.97	60,000	2.97	April 19, 2026
$4.24	612,000	2.91	612,000	2.97	March 29, 2026
	1,691,400		1,477,073

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for nine-month period ended April 30, 2023:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2022	-	$-
Granted (i)	19,200	123,072
Balance, April 30, 2023	19,200	$142,848

(i)	On August 2, 2022, the Company issued 19,200 RSU’s to the CEO. The RSU’s vested immediately and have an aggregate intrinsic value of $123,072.

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended April 30, 2023 and 2022 is comprised as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	$239,435	$158,204	$814,782	$267,657
General and administrative expenses	41,754	705,423	845,192	1,928,980
Total share-based compensation	$281,189	$863,627	$1,659,974	$2,196,637

NOTE 7: LOSS ON SETTLEMENT

On May 24, 2023, the Company reached a settlement agreement with an investor who made certain claims against the Company and was seeking monetary and injunctive relief, and against which the Company had filed counterclaims. Pursuant to the settlement agreement, the Company paid $230,000 for the full and final settlement of all of the investor’s claims, in full and final settlement of any and all existing claims that the Company and investor had or may have had against each other.

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Interest income	$253,489	$35,987	$682,437	$54,373
Interest expense	-	-	-	(979)
Change in fair value of warrant liability	539,427	(5,928,528)	(2,972,285)	(16,384,676)
Gain on government grant	-	-	-	3,388
Foreign exchange gain (loss)	(11,323)	228	(27,388)	(5,779)
Financial income (expenses), net	$781,593	$(5,892,313)	$(2,317,236)	$(16,333,673)

NOTE 9: SUBSEQUENT EVENTS

a.	On May 12, 2023, subsequent to the reporting period, the Company successfully completed a strategic investment by Prevail Partners, LLC (“Prevail Partners”), in accordance with a stock purchase agreement (“Agreement”) entered into between BriaCell and Prevail Partners. Pursuant to the Agreement, BriaCell issued 463,408 common shares (“Shares”) to Prevail Partners at a price per share of $8.63, resulting in aggregate gross proceeds of $4,000,000.

b.	On May 24, 2023, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with BriaPro Therapeutics Corp., a British Columbia corporation and wholly-owned subsidiary of the Company, which was incorporated on May 15, 2023 (“SpinCo”), pursuant to which the Company will spin out certain of its pre-clinical pipeline assets, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (collectively, the “SpinCo Assets”), to SpinCo by way of a court-approved statutory plan of arrangement under Section 288 of the Business Corporations Act (British Columbia) (the “Arrangement”).

Pursuant to the Arrangement Agreement, SpinCo will acquire the entire right and interest in and to the SpinCo Assets in consideration for the issuance by SpinCo to the Company of SpinCo common shares (the “SpinCo Shares”). Under the terms of the Arrangement, for each common share of the Company held immediately prior to closing, shareholders shall receive one (1) common share of SpinCo, and one (1) new common share of the Company having the same terms and characteristics as the existing Company common shares. SpinCo Shares issued to Company shareholders shall, in the aggregate, represent 33.33% ownership of SpinCo Shares upon closing of the Arrangement, with the Company initially retaining a 66.67% ownership interest in SpinCo. Company shareholders who receive SpinCo Shares will ultimately own shares in both the Company and SpinCo. Holders of existing Company warrants shall receive upon exercise of each warrant, for the original exercise price: one (1) Company common share and one (1) SpinCo Share for each Company common share that was issuable upon exercise of the warrant.

Following the Arrangement, the Company’s common shares shall remain listed on NASDAQ and the TSX, and the Company’s public warrants shall remain listed on NASDAQ. SpinCo shall be an unlisted reporting issuer in Canada.

The board of directors of the Company unanimously (a) determined that the Arrangement is in the best interests of the Company and fair, from a financial point of view, to shareholders, (b) approved the Arrangement and the Arrangement Agreement, and (c) recommended that shareholders vote in favor of the Arrangement at the special shareholder meeting described below.

In determining to support the Arrangement, the Company’s board relied in part on the opinion of BDO Canada LLP that the consideration to be received by BriaCell shareholders under the Arrangement is fair, from a financial point of view, to shareholders. The Arrangement requires approval by the Company’s shareholders at a special meeting of shareholders expected to be held in July 2023. Approval of the Arrangement must be obtained by a special resolution passed by a majority of not less than two-thirds of the votes cast by shareholders who vote in respect of the resolution. The Arrangement must also be approved by the TSX as well as the Supreme Court of British Columbia (the “Court”). An interim order of the Court will be applied for to prescribe certain procedural matters relating to the special meeting of shareholders, followed by an application for a final order to approve the Arrangement after the special meeting of shareholders.

Subject to the satisfaction of all conditions to closing set out in the Arrangement Agreement, it is anticipated that the Arrangement will be completed by August 2023. Conditions to closing include, inter alia, shareholder approval, required court orders and TSX and NASDAQ approvals.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2022 (the “Annual Report”), and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

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

Overview

BriaCell (the “Company”) is an immuno-oncology biotechnology company with a strong focus on cancer immunotherapy. Immunotherapies have come to the forefront in the fight against cancer since they harness the body’s own immune system to recognize and destroy cancer cells. BriaCell owns the U.S. and Japanese patents to SV-BR-1-GM (“Bria-IMT™”), a whole-cell targeted immunotherapy for cancer (U.S. Patent No. 7,674,456, U.S. Patent No. 11,559,574 B2, Japanese Patent No. 6901505), as well as patents related to PKCδ inhibitors (U.S. Patent Nos. 9,364,460 and 9,572,793). The Company is currently advancing our targeted immunotherapy program by prioritizing a Phase II clinical trial with Bria-IMT™ in combination with an immune checkpoint inhibitor. The Bria-IMT™ regimen was evaluated in four patients in a prior study in 2004-2006 by Dr. Charles Wiseman, the scientific founder, former member of the board of directors of the Company and principal scientific advisor. Encouraging results were obtained, especially in a patient who matched Bria-IMT™ at HLA-DR alleles and had a grade II tumor. In 2017-2018 BriaCell evaluated 23 patients with advanced breast cancer with the Bria-IMT™ regimen and obtained confirmation of the ability of the Bria-IMT™ regimen to induce regression of metastatic breast cancer in patients who match Bria-IMT™ at least at one HLA allele and/or if they had grade I or grade II tumors. A combination study with the immune checkpoint inhibitor pembrolizumab (KEYTRUDA®) was initiated and the first patient dosing in the “combination therapy” clinical trial occurred in September 2018. BriaCell purchased the KEYTRUDA® for this study as BriaCell does not have an agreement with Merck & Co., Inc. for the supply of KEYTRUDA®. Eleven patients were dosed in the combination therapy trial with Bria-IMT™ and the immune checkpoint inhibitor KEYTRUDA® and subsequently dosing with this combination was discontinued. The study was modified under an amended protocol which evaluates the combination of the Bria-IMT™ regimen with Incyte Corporation experimental drugs retifanlimab (anti-PD-1 antibody similar to pembrolizumab). The study completed Phase I and Phase II is ongoing. Bria-IMT™ has obtained Fast Track designation from the U.S. Food and Drug Administration, or FDA, and is progressing to a pivotal study in advanced breast cancer patients following an end of phase II meeting with the FDA with agreement on the primary endpoint. BriaCell is also developing Bria-OTS™, an off-the-shelf personalized approach to whole cell cancer immunotherapy.

Recent Developments

On August 4, 2022, the Company announced that it has secured an exclusive license from University of Maryland, Baltimore County (UMBC) to develop and commercialize Soluble CD80, or sCD80, as a biologic agent for the treatment of cancer.

The novel technology, originally developed by Suzanne Ostrand-Rosenberg, Ph.D., Emeritus Faculty at UMBC, and member of BriaCell’s scientific advisory board, is titled “Soluble CD80 as a Therapeutic to Reverse Immune Suppression in Cancer Patients” and covered under U.S. Patent Number 8,956,619 B2, U.S. Patent Number 9,650,429 B2, and U.S. Patent Number 10,377,810 B2. In animal models, sCD80 was well-tolerated and stopped tumor growth by potentially restoring natural anti-tumor immunity. Importantly, as demonstrated in the same studies, sCD80’s unique actions may involve both awakening and boosting the immune system to recognize and destroy tumor cells.

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

On September 14, 2022, the Company signed an agreement with Caris Life Sciences® (“Caris”), a leading molecular science and technology company actively developing and delivering innovative solutions to revolutionize healthcare.

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

On November 10, 2022, the Company announced positive initial efficacy data in its 2021-2022 cohort of 12 advanced breast cancer patients. Disease control, tumor shrinkage, and potential survival benefit were observed amongst 12 patients in the Phase I/IIa clinical study of Bria-IMT™ in combination with Incyte’s retifanlimab. Researchers also noted that:

●	Bria-IMT™ regimen in combination with Incyte’s retifanlimab produced evidence of disease control, tumor shrinkage, and potential survival benefit amongst BriaCell’s recent 12 patient cohort in advanced breast cancer.

●	The regimen remains well tolerated as recently reported in Phase I evaluation.

●	70% of patients showed either disease control or progression-free survival (PFS) benefits compared with their last therapy.

●	Prior to enrollment, the 12 patients in the cohort had already been unsuccessfully heavily pre-treated with at least 2 prior therapy regimens, further underscoring BriaCell’s positive patient outcomes.

Similarly positive data was presented at the San Antonio Breast Cancer meeting in December 2022. Briefly,

●	Positive clinical data reported included tumor shrinkage, disease control, progression free survival, and potential long term survival benefit in advanced metastatic breast cancer patients treated with the Bria-IMT™ combination regimen.
●	“Better quality of life” and “less pain” were reported by many gravely ill advanced metastatic breast cancer patients treated with the Bria-IMT™ combination regimen.
●	Notably, many patients remained in our study longer than other prior therapies, suggesting excellent tolerability and clinical effectiveness of the Bria-IMT™ combination regimen.
●	Treatment remained well-tolerated with no dose-limiting toxicities.

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

Evidence of immune system activation by Bria-OTS+™ and Bria-PROS™

BriaCell’s poster presentation at the SITC meeting in November 2022 highlighted the development details and activities of BriaCell’s next generation (enhanced version) off-the-shelf personalized immunotherapies.

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

Patent Issuance

On January 10, 2023, the Company announced that it received an Issue Notification from the United States Patent and Trademark Office for the composition of matter and method of use of our personalized off-the-shelf cell-based immunotherapy for cancer. The patent was issued on January 24, 2023 as US Patent No. 11,559,574, with a term extending to May 25, 2040. Additionally, BriaCell was awarded an Australian patent (Patent No. 2017224232, valid until February 27, 2037) covering composition of matter and method of use for its whole-cell cancer immunotherapy technology in Australia.

US Patent No. 11,559,574, titled “Whole-cell cancer vaccines and methods for selection thereof,” was issued on January 24, 2023, and covers the composition of matter and method of use of BriaCell’s personalized off-the-shelf whole-cell immunotherapies. The novel technology involves the development of several HLA specific whole-cell immunotherapies in advance, and selection of the appropriate off-the-shelf (i.e. pre-made) immunotherapies for each patient (i.e. personalized therapy) based on the patient’s HLA type using a fast and easy saliva test. Once issued, the patent will provide intellectual property protection through May 25, 2040, and a patent term extension under Hatch-Waxman potentially applies (which would extend such protection for an additional five years).

On November 24, 2022, BriaCell was awarded Australian Patent No. 2017224232, titled “Whole-cell cancer vaccines and methods for selection thereof,” for claims covering composition of matter and method of use for BriaCell’s whole-cell immunotherapy for cancer in Australia.

BriaCell currently holds multiple patents and pending patent applications to cover its whole-cell immunotherapy’s composition of matter and method of use worldwide. For a summary of BriaCell’s issued patents, please visit https://briacell.com/patents/.

Bria-OTS™ Program Timelines

The FDA has provided guidance regarding the development of cells and final cell-bank testing for BriaCell’s Bria-OTS™ clinical-grade cell lines. Once completed in accordance with the FDA’s requirements, BriaCell expects to initiate the Bria-OTS™ study under an Investigational New Drug Application (IND) in the second half of 2023.

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

End of Phase II Meeting with the Food and Drug Administration

On January 18, 2023, BriaCell received agreement and positive feedback from its End of Phase II meeting with the FDA regarding BriaCell’s lead clinical candidate, Bria-IMT™ in combination with a checkpoint inhibitor (under Fast Track designation), in advanced metastatic breast cancer.

BriaCell and the FDA have agreed on the primary end point, the essential elements of the study design, and the type of patients to be enrolled in BriaCell’s upcoming pivotal clinical study. This study will enroll advanced metastatic breast cancer patients for whom no approved treatment options exist.

Registration study success could lead to a Biologics License Application (BLA) submission for the approval of the combination regimen for commercialization in advanced metastatic breast cancer.

Updated Clinical Data

On February 23, 2023, BriaCell reported updated survival data from its previously disclosed group of 12 patients (11 patients enrolled in 2021/2022) in the ongoing Phase II clinical trial evaluating Bria-IMT™ in combination with Incyte’s retifanlimab for the treatment of advanced metastatic breast cancer, sharing that:

●	The regimen remains well tolerated with no dose limiting toxicities.
●	9 of 11 (82%) patients remain alive from 2021/2022 dosing, suggesting strong survival benefits.
●	7 of 11 (64%) patients showed either disease control or progression-free survival (“PFS”) benefits compared with their most recent prior therapy regimen, suggesting clinical benefits, including survival and delayed cancer progression in this very difficult to treat patient population.

The median PFS of 3.5 months (with one subject ongoing) compares favorably with other recent studies of patients with advanced disease including other approved agents in earlier lines of therapy (Cortes J, et al. Annals of Oncology 2018; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022).

This clinical data from BriaCell’s combination regimen highlights survival benefits in a cohort (3rd line or later) with a life expectancy of merely months or weeks in some cases. Patients in this cohort had failed a median of 5 other treatments prior to enrolling in BriaCell’s study. Other reportable benefits such as less pain and better quality of life were also observed in these patients.

There were also identified subsets of top-responding patients, This included 4 of 5 patients with Grade I/II cancer, and 6 of 8 patients with hormone receptor positive (HR+) cancer who had either disease control or improved progression free survival compared to their last therapy, suggesting these may represent potentially better responding subgroup/s of patients. These subgroups represent large segments of the advanced breast cancer patient population.

On January 24, 2023, Dr. William V. Williams, BriaCell’s CEO, issued a letter to shareholders, sharing that positive FDA feedback on our pivotal study from the end of Phase II meeting for lead clinical candidate Bria-IMT™ in combination with a checkpoint inhibitor could greatly accelerate the path to commercialization. Successful completion of the pivotal study could be followed by a Biologics License Application submission and commercialization. The pivotal study’s primary endpoint is to be linked to survival improvement compared to treatment of physician’s choice.

On March 15, 2023, BriaCell announced that it would present four posters at the American Association for Cancer Research (AACR) 2023 Annual Meeting. On April 17, 2023, the data presented at the AACR meeting was announced. This included positive data demonstrating survival and clinical benefits in advanced metastatic breast cancer:

●	15 of 18 patients remained alive of those recruited since the study reopened in 2021.
●	Longer than expected patient survival data highlights tolerability and clinical effectiveness of BriaCell’s combination treatment.
●	The Bria-IMT ™ combination regimen activated the immune system even in anergic patients with very weak immune systems.
●	Continued positive clinical data suggests more meaningful survival and clinical benefits in advanced metastatic breast cancer.

Results of Operations for the Three Months Ended April 30, 2023, and 2022

	Three months ended April 30,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$3,860,568	$2,268,805
General and administrative expenses	1,816,461	1,854,455
Total operating expenses	5,677,029	4,123,260

Operating loss	(5,677,029)	(4,123,260)
Financial income (expenses), net
Interest income	253,489	35,987
Change in fair value of warrant liability	539,427	(5,928,528)
Foreign exchange gain	(11,323)	228
Total financial income (expenses), net	781,593	(5,892,313)
Loss and Comprehensive loss for the period	$(4,895,436)	$(10,015,573)
Net loss per share – basic and diluted	$(0.32)	$(0.65)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,072	15,358,947

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Three months ended April 30,
	2023	2022

Clinical trials	$1,617,172	$1,400,942
Pre-clinical projects	901,800	387,952
Chemical, Manufacturing and Control Costs (“CMC Costs”)	674,591	220,514
Other	667,006	259,397
	$3,860,568	$2,268,805

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase I/IIa clinical trial. Clinical trial expenses increased in 2023 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80).

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

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended April 30,
	2023	2022

Clinical trial sites and investigational drug costs	$2,469,105	$1,364,090
Wages and salaries	947,509	580,506
Laboratory Rent	49,440	34,400
Supplies	155,079	131,605
Share-based compensation	239,435	158,204
	$3,860,568	$2,268,805

For the three-month period ended April 30, 2023, research costs totaled $3,860,568, compared to $2,268,805 for the same period in 2022. The increase primarily resulted from the expansion of the Company’s Bria-IMT™ trial and higher clinical trials and investigational drug costs, which rose from $1,364,090 in 2022 to $2,469,105 in 2023. Laboratory costs also increased due to the hiring of additional employees and higher supplies, growing from $580,506 to $947,509 and $131,605 to $155,079, respectively. Additionally, non-cash share-based compensation expenses rose from $158,204 in 2022 to $239,435 in 2023, contributing to the overall increase in research and development expenses.

General and Administrative Expenses

For the three-month period ended April 30, 2023, general and administrative expenses totaled $1,816,461, compared to $1,854,455 for the same period in 2022. The decrease is primarily attributed to a reduction in non-cash share-based compensation expenses, which declined from $705,423 in 2022 to $41,754 in 2023.

Financial income (expenses), net

For the three-month period ended April 30, 2023, financial income, net, amounted to $781,593, as compared to a loss of $5,892,313 for the three-month period ended April 30, 2022. The large difference is due to the change in value of the Company’s warrant liability which amounted to a gain of $539,427 in the three-month period ended April 30, 2023, and a loss of $5,928,528 in the three-month period ended April 30, 2022.

Loss for the period

For the three-month period ended April 30, 2023, the Company reported a loss of $4,895,436, compared to a loss of $10,015,573 for the same period in 2022. The loss in 2023 primarily resulted from increased operational spending, partially offset by a small gain due to the decrease in fair value of the warrant liability. In contrast, the significant loss in the prior period was primarily due to a large change in the value of the Company’s warrant liability.

Results of Operations for the Nine Months Ended April 30, 2023 and 2022

	Nine months ended April 30,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	10,169,140	4,852,620
General and administrative expenses	5,397,363	5,202,258
Total operating expenses	15,566,503	10,054,878

Operating loss	(15,566,503)	(10,054,878)
Interest income	682,437	54,373
Interest expense	-	(979)
Change in fair value of warrant liability	(2,972,285)	(16,384,676)
Gain of government grant	-	3,388
Foreign exchange loss	(27,388)	(5,779)
Total financial expenses, net	(2,317,236)	(16,333,673)
Loss and Comprehensive loss for the period	$(17,883,739)	$(26,388,551)
Net loss per share – basic and diluted	$(1.15)	$(1.70)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	15,518,036	15,486,028

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Nine months ended April 30,
	2023	2022

Clinical trials	$4,656,919	$2,996,397
Pre-clinical projects	2,513,141	829,768
CMC Costs	1,416,198	471,645
Other	1,582,882	554,809
	$10,169,140	$4,852,620

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase I/IIa clinical trial. Clinical trial expenses increased in 2023 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80).

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

The following is a breakdown of our research and development costs by nature of expenses:

	Nine months ended April 30,
	2023	2022

Clinical trial sites and Investigational drug costs	$5,799,621	$2,861,870
Wages and salaries	2,946,494	1,390,154
Laboratory Rent	145,440	90,354
Supplies	455,504	211,996
Professional fees	7,299	30,589
Share-based compensation	814,782	267,657
	$10,169,140	$4,852,620

For the nine-month period ended April 30, 2023, research costs amounted to $10,169,140, compared to $4,852,620 for the nine-month period ended April 30, 2022. The increase in research costs is primarily attributed to the continued expansion of the Company’s clinical trials, specifically the Bria-IMT™ trial. Clinical trials and investigational drug costs rose from $2,861,870 in 2022 to $5,799,621 in 2023, reflecting a substantial increase. Laboratory costs also experienced growth during 2023, including the addition of new lab personnel, resulting in an increase from $1,390,154 in 2022 to $2,946,494 in 2023. Furthermore, supplies expenses rose from $211,996 in 2022 to $455,504 in 2023. Finally, the increase in share-based compensation (non-cash) expenses contributed to the overall rise in research and development expenses, with expenses increasing from $267,657 in 2022 to $814,782 in 2023.

General and Administrative Expenses

For the nine-month period ended April 30, 2023, general and administrative expenses amounted to $5,397,363, compared to $5,202,258 for the nine-month period ended April 30, 2022. The increase in general and administrative expenses primarily stems from higher insurance premiums, professional fees, and salaries, offset by a decrease in share-based compensation expenses.

Financial income (expenses), net

For the nine-month period ended April 30, 2023, financial expense, net, amounted to $2,317,236, in contrast to $16,333,673 for the nine-month period ended April 30, 2022. The substantial variance primarily arises from the fluctuation in the value of the Company’s warrant liability, resulting in a loss of $2,972,285 in the nine-month period ended April 30, 2023, and a loss of $16,384,676 in the nine-month period ended April 30, 2022. Additionally, interest income recorded for the nine-month period ended April 30, 2023, amounted to $682,437, compared to $54,373 for the nine-month period ended April 30, 2022.

Loss for the period

The Company recorded a loss of $17,883,739 for the period ended April 30, 2023, compared to a loss of $26,388,551 for the period ended April 30, 2022. The loss in 2023 primarily stems from a substantial increase in the fair value of the warrant, along with higher operational spending. Conversely, the higher loss in the prior period can be attributed to a larger increase in the fair value of the warrant liability. These factors account for the variance in the reported losses between the two periods, highlighting the impact of changes in warrant valuation and operational spending on the Company’s financial performance.

Going Concern Uncertainty

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2023, was $78,233,576 and negative cash flows from operating activities during the nine-month period ended April 30, 2023 was $12,825,853. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

As of April 30, 2023, the Company has total assets of $29,721,868 (July 31, 2022 - $42,577,041) and a positive working capital balance of $28,119,886 (July 31, 2022 -$41,405,613).

Liquidity and Capital Resources

As of April 30, 2023, the Company has working capital of $29,119,886 (July 31, 2022 - $41,405,613) and an accumulated deficit of $78,233,576 (July 31, 2022 - $60,349,837).

As of April 30, 2023, the Company’s capital resources consist primarily of cash and cash equivalents, comprised mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful

During the nine-month period ended April 30, 2023, the Company’s overall position of cash and cash equivalents decreased by $12,871,553 from the nine-month period ended April 30, 2022 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the nine-month period ended April 30, 2023, was $12,825,853, as compared to $9,158,647 for the nine-month period ended April 30, 2022.

Cash used in financing activities for the nine-month period ended April 30, 2023, was $45,700, as compared to $3,582,874 for the nine-month period ended April 30, 2022.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the three and nine-month periods ended April 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents, amounts receivable, investments, trade payable, and accrued expenses and other payables. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of April 30, 2023, the Company has total assets of $29,502,980 (July 31, 2022 - $42,346,700) and a positive working capital balance of $28,119,886 (July 31, 2022 –$41,405,613).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. The Company does not believe it is exposed to material interest rate risk as it has no interest-bearing debt.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated trade payable and cash. As of April 30, 2023, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of April 30, 2023, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We continue to implement plans that are improving these material weaknesses, including implementation of independent review and approval of transactions and reconciliations in certain processes through hiring additional personnel and segregating duties amongst our team. We have instituted processes to document and retain evidence to support reviews and reconciliations.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 24, 2023, the Company reached a settlement agreement with an investor who made certain claims against the Company and was seeking monetary and injunctive relief, and against which the Company had filed counterclaims. Pursuant to the settlement agreement, the Company paid $230,000 for the full and final settlement of all of the investor’s claims, in full and final settlement of any and all existing claims that the Company and investor had or may have had against each other.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed by the Company, there were no unregistered sales of equity securities during the three months ended April 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
10.1	Master Service and Technology Agreement dated May 9, 2023*
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

June 14, 2023	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

June 14, 2023	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

