Form 10-K
period 2023-07-31
BriaCell Therapeutics Corp.
filed 2023-10-25
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $7.48 per share, which was the last sale price of the common shares as of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $105,163,751.

As of October 25, 2023, 15,981,726 shares of the registrant’s common shares, no par value per share, were issued and outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks in the section titled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Business” section and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

●	We have a history of losses, may incur future losses and may not achieve profitability;
●	We are a pre-revenue clinical stage company;
●	We are developing novel technologies which may not be effective or safe;
●	We have an unproven market for our product candidates;
●	We are heavily reliant on third-parties to carry out a large portion of our business;
●	Pre-clinical studies and initial clinical trials are not necessarily predictive of future results;
●	We must obtain additional capital to continue our operations;
●	We are highly dependent on our key personnel;
●	We may not succeed in completing the development of our products, commercializing our products or generating significant revenues;
●	We may not successfully develop, maintain and protect our proprietary products and technologies;
●	Changes in legislation and regulations may affect our revenue and profitability;
●	If we or our licensees are unable to obtain U.S., Canadian and/or foreign regulatory approval for our product candidates, we will be unable to commercialize our therapeutic candidates;
●	Short sellers may be manipulative and may drive down the market price of our common shares;
●	Our 2/3rd owned subsidiary BriaPro Therapeutics Corp. (“BriaPro”) may not generate revenue as expected;
●	Clinical trials involve a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results;
●	Future issuance of our common shares could dilute the interests of existing shareholders; and
●	We have a significant number of options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview of the Company

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor in a pivotal1 Phase 3 study in advanced metastatic breast cancer. BriaCell recently reported benchmark-beating patient survival and clinical benefit in advanced metastatic breast with median overall survival of 13.5 months in BriaCell’s advanced metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature2. A completed Bria-IMT™ Phase 1 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

Market

It is estimated by the National Cancer Institute that in 2023, approximately 297,790 women will be diagnosed with breast cancer in the United States. That means that every two minutes an American woman is diagnosed with breast cancer and more than 43,170 are projected to die in 2023. Although about 100 times less common than in women, breast cancer also affects men. It is estimated that the lifetime risk of men getting breast cancer is about 1 in 1,000, and the American Cancer Society estimates that approximately 2,800 new cases of invasive male breast cancer will be diagnosed and approximately 530 men will die from breast cancer in 2023.

According to the May 2023 “Global Oncology Trends 2023” report by the IQVIA Institute, the global market for cancer drugs (including immunotherapy drugs) is expected to reach nearly $375 billion by the end of 2027, growing at a compound annual growth rate (“CAGR”) of 17% between 2023 and 2027, of which about 20% is expected to be immuno-oncology drugs.

1 “Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

2 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022

About 13% percent of women will be diagnosed with breast cancer at some point during their lifetime. In 2022, over 4 million women were living with female breast cancer in the United States. Approximately 83% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status – the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor receptor (HER2). Based on the latest SEER statistics, 68% were found to be HR+/HER2−, 10% were triple-negative (HR−/HER2−), 10% were HR+/HER2+, and 4% were HR−/HER2+.1

It is estimated that over 150,000 women in the US are living with MBC.2 For those with metastatic disease at diagnosis, their 5-year survival rate is 30%.1 For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that Bria-IMT’s™ indication will be for the treatment of patients with MBC who have no approved alternative therapies available. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months.5 Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy.6 One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.7

1 See https://www.cancer.org/content/dam/cancer-org/research/cancer-facts-and-statistics/breast-cancer-facts-and-figures/2022-2024-breast-cancer-fact-figures-acs.pdf

2 Mariotto AB, Etzioni R, Hurlbert M, Penberthy L, Mayer M. Estimation of the Number of Women Living with Metastatic Breast Cancer in the United States. Cancer Epidemiol Biomarkers Prev. 2017 Jun;26(6):809-815.

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

The best response to the Bria-IMT™ monotherapy regimen to date is in patients who matched Bria-IMT™ at one or more HLA alleles, with higher response rates for patients with 2+ HLA allele matches. If one HLA allele match is found to be sufficient, we will be able to treat ~50-60% of the patient population, while patients with 2+ HLA matches constitutes ~15-35% of cases.8 We also saw higher clinical benefit rates for patients with grade I/II tumors. Tumor differentiation in breast cancer cell lines is often described by their classification as Luminal, Basal A and Basal B subtypes, with Luminal representing well differentiated tumors, Basal B poorly differentiated tumors, and Basal A an intermediate stage tumor (“moderately” differentiated).2 Yao and colleagues in 2005 identified a 9-gene signature (AURKB, CENPI, DEPDC1, DEPDC1B, FAM83D, FGD3, NCAPH, TNFRSF18, FCGR1A) discriminating poorly (grade 3) from moderately (grade 2) differentiated tumors.3 To understand the place of SV-BR-1-GM in this model, we compared its RNA expression profile with those of three other cell lines representing Luminal (MCF-7), Basal A (MDA-MB-468) and Basal B (MDA-MB-231), using a 10-gene signature (AURKB, CENPI, DEPDC1, DEPDC1B, FAM83D, FGD3, NCAPH, DLGAP, KIF2C, VAV3) derived from those by Yao and colleagues. The results, shown in the figure below, demonstrate that Bria-IMT™ most closely clusters with MDA-MB-468 and as such is considered a grade II “moderately differentiated” cell line.

Greece: Results from the EMERGE multicenter retrospective chart review study. BMC Cancer. 2019 Jan 18;19(1):88.

8 Gragert, Loren, Abeer Madbouly, John Freeman, and Martin Maiers. 2013. “Six-Locus High Resolution HLA Haplotype Frequencies Derived from Mixed-Resolution DNA Typing for the Entire US Donor Registry.” Human Immunology.

2 Neve RM, Chin K, Fridlyand J, et al. A collection of breast cancer cell lines for the study of functionally distinct cancer subtypes. Cancer Cell. 2006;10(6):515-527. Doi:10.1016/j.ccr.2006.10.008)

3 Yao F, Zhang C, Du W, Liu C, Xu Y. Identification of gene-expression signatures and protein markers for breast cancer grading and staging. PloS One. 2015;10(9). Doi:10.1371/journal.pone.0138213)

Based on a publication of patients with relapsed breast cancer, we estimate that this will account for ~40% of relapsed metastatic breast cancer cases (33% grade II and 7% grade I) (Sundquist M, Brudin L, Tejler G. Improved survival in metastatic breast cancer 1985-2016. Breast. 2017 Feb;31:46-50. Doi: 10.1016/j.breast.2016.10.005. Epub 2016 Nov 2). In patients with relapsed disease, the overall survival following relapse appears similar for those with grade II and grade III tumors.9

More recent information comes from combination therapy studies of the Bria-IMT™ regimen with immune checkpoint inhibitors (CPI). In the ongoing study of BRI-ROL-001, in phase I the Bria-IMT™ regimen was dosed in combination with Keytruda ® in 11 patients and in 12 patients with Zynyz® with one patient starting on the combination with Keytruda® and crossing-over to the combination with Zynyz® (22 patients total). In phase II of the study, the Bria-IMT™ regimen is being dosed in combination with Zynyz® with patients randomized to either receive the Bria-IMT™ regimen first (12 patients) or Zynyz® first (12 patients). For the 11 patients treated in combination with Keytruda® in phase I, the disease control data is shown below:

■	11 patients were treated with Bria-IMT™ + Keytruda®
■	All patients were very heavily pre-treated with a median of 7 prior systemic therapy regimens (i.e. chemotherapy), further underscoring BriaCell’s positive patient outcomes
■	Tolerability excellent with no dose-limiting toxicities
■	Clinical benefit demonstrated: 1 PR and 3 SD in 8 immune responders

For the 12 patients treated in combination with Zynyz® in phase I, the disease control data is shown below:

■	12 patients were treated with Bria-IMT™ plus Zynyz®
■	All patients were very heavily pre-treated with a median of 5 prior systemic therapy regimens (i.e. chemotherapy), further underscoring BriaCell’s positive patient outcomes
■	Tolerability excellent with no dose-limiting toxicities
■	Efficacy: 70% (7/10) of evaluable patients showed disease control (5/10 evaluable patients including 1 PR and 4 SD) and/or progression-free survival (PFS) benefits compared with their last therapy regimen.

The overall survival of the patients for all patients on this study has been evaluated in an ongoing fashion. Since the study was largely on hold during COVID (2020 and 2021), patients dosed in 2019 and 2020 have been followed for a longer time. Therefore survival data has been evaluated for patients dosed before 2022 and since 2022. This should be considered in the context of clinical studies in patients with advanced breast cancer who have failed at least 2 prior regimens. Several recent publications are noted here:

■	Cortes J, et al. Annals of Oncology 2018: Open-label randomized phase 3 trial
■	Patients: Median 4 prior lines of Rx; ~20% HER2 positive, ~20%TNBC; n= 298 vs 296 (vinflunine vs alkylating agent)
■	Overall Response Rate (ORR) 6% vs 4%; Clinical Benefit Rate (CBR) 44% vs 35%; Progression Free Survival (PFS) 1.9 vs 2.5 months; Overall Survival (OS) 9.3. vs 9.1 months
■	Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17: Overall survival analysis
■	Patients: 2 prior lines of Rx; 229 Rx w eribulin, 134 gemcitabine, 80 capecitabine; 29% TNBC, 62% HR+/HER2-, 9% HER2+
■	Median OS eribulin 9.8 months, gemcitabine 7.2 months, capecitabine 9.1 months
■	O’Shaughnessy J et al. Breast Cancer Res Treat. 2022: Phase 3 randomized ASCENT study
■	Patients: 4-5 prior lines of Rx; 235 on Sacituzumab, 233 on TPC; 31% non-TNBC initially, 69% TNBC at Dx
■	Patient w/o initial TNBC: ORR 31% vs 4% ; CBR 44% vs 7%; PFS 4.6 vs 2.3 months; OS 12.4 vs 6.7 months
■	Patients w initial TNBC: ORR 36% vs 5%; CBR 45% vs 10%; PFS 5.7 vs 1.6 months; OS 12.1 vs 6.9 months
■	Tripathy D, et al. JAMA Oncol. 2022: Phase 3 ATTAIN Randomized Clinical Trial
■	Patients:~90% ≥4 prior lines of Rx; 92 on Etirinotecan Pegol 86 TPC; ~15% HER2+ ~40% TNBC
■	ORR 4.8% vs 2.7%; CBR 24.1% vs 9.5%; PFS 2.8 vs 1.9 months; OS 7.8 vs 7.5 months

In contrast, the Bria-IMT™ regimen with a CPI has shown a median overall survival (OS) of 13.3 months for patients treated before 2022 and 13.5 months for all patients by the Kaplan Meier method, as shown in the Figure below. For patients treated since 2022, the median OS has not been reached.

Figure B. Overall Survival of Patients with Metastatic Breast Cancer treated with the Bria-IMT™ regimen with a CPI.

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

We propose the following calculation in order to show the rationale behind the number of patients that we anticipate can be currently treated by SV-BR-1-GM:

USA – 2022			References
Breast Cancer Incidence	128.3/100K	287K	● Breast cancer incidence and mortality. Source: SEER[10] ● Stage IV mortality rate represents 3L+ patient mortality rate ● De novo incidence growth rate of 0.53% / year
Mortality	Stage I & II: 0.2% Stage III: 3% Stage IV*: 93%	Stage I & II: 321 Stage III: 2.3K Stage IV*: 24K
Incidence Growth Rate	0.53%
Relapse rate	Stage I & II: Local relapse: 0.5% Reg. Relapse: 6.1% Distant Relapse: 1.4%	Stage III: Local relapse: 5.4% Reg. Relapse: 0% Distant Relapse: 35%	● Liang, T.-J.; Wang; et al. (2013)[11]
Stage split	Stage I & II: 61% Stage III: 28% Stage IV: 11%	Stage I & II: 118K Stage III: 80K Stage IV: 29K	● Source: SEER[10] ● Dawood.S; Broglio. K; Ensor. J; et al. (2010)[12]
Advanced stage Incidence Rate	39%	112K	● Includes US only stage III and IV patients. Source: SEER[10]
Therapy Compliance Rate	84%		● Zhao, H.; Lei, X.; Niu, J.; et al. (2021)[13].
Stage IV LoT mPFS	1L: 9.0 months 2L: 9.7 months 3L: 5.6 months		● Secondary research based on SOC therapy data
Expected Launch Date	2026 (BriaIMT) 2029 (BriaOTS)		● Estimated launch date
Peak % Market Share	BriaIMT – 10% BriaOTS – 20%; Peak in 5 year		● PMR
Cannibalization	60%		● Management input
Gross Price (Yearly)	$186k; 0% yearly price growth		● Current annual cost of model PD-(L)1i
% Gross to Net discount	-10%		● Internal assumption

9 See note 5, above.

10 Momenimovahed Z, Salehiniya H. Epidemiological characteristics of and risk factors for breast cancer in the world. Breast Cancer (Dove Med Press). 2019 Apr 10;11:151-164. SEER Cancer Statistics Factsheets: Female Breast Cancer. National Cancer Institute. Bethesda, MD; American Cancer Society. Breast Cancer Facts & Figures 2017-2018. Atlanta: American Cancer Society, Inc. 2017.

11 Liang TJ, Wang BW, Liu SI, Yeh MH, Chen YC, Chen JS, Mok KT, Chang HT. Recurrence after skin-sparing mastectomy and immediate transverse rectus abdominis musculocutaneous flap reconstruction for invasive breast cancer. World J Surg Oncol. 2013 Aug 14;11(1):194. Doi: 10.1186/1477-7819-11-194. PMID: 23945398; PMCID: PMC3751148.

12 Dawood S, Broglio K, Ensor J, Hortobagyi GN, Giordano SH. Survival differences among women with de novo stage IV and relapsed breast cancer. Ann Oncol. 2010 Nov;21(11):2169-2174. Doi: 10.1093/annonc/mdq220. Epub 2010 Apr 28. PMID: 20427349; PMCID: PMC2962259. .

13 Zhao H, Lei X, Niu J, Zhang N, Duan Z, Chavez-MacGregor M, Giordano SH. Prescription Patterns, Initiation, and 5-Year Adherence to Adjuvant Hormonal Therapy Among Commercially Insured Patients With Breast Cancer. JCO Oncol Pract. 2021 Jun;17(6):e794-e808. Doi: 10.1200/OP.20.00248. Epub 2021 Feb 17. PMID: 33596096; PMCID: PMC8257979.

14 See note 5, above.

Competition

Currently available therapeutic options for breast cancer offer some hope for patients, but there is much room for improvement. Comparable studies looking primarily at second line or later treatment are shown in Table “A”, below. Evaluating response rates (partial and complete responses = ORR), progression free survival (“PFS”) and overall survival (“OS”) from clinical trials in similar subjects with metastatic or recurrent breast cancer indicate that response rates range from 2.7% up to 59%, depending on the population studied and the intervention (median 24%). PFS ranges from 8 weeks to 12 months (median 5 months) and OS from 6 months to 31 months (median 13 months).

Table A: Studies evaluating second-line or later treatment options. Data depict an unpredictable response rate to treatment ranging from 6.9-59%, therefore establishing and confirming the opportunity for Bria-IMT™.

Study	Treatment & Design	# of Pts	ORR	PFS/TTP	OS
Licchetta[15]	Cyclophosphamide and megestrol acetate	29	31%	7.4 mo	13.4 mo
Harvey[16]	Docetaxel Monotherapy 60 mg/m2	122	22.1%	12.7 wk	10.6 mo
	Docetaxel Monotherapy 75 mg/m2	146	23.3%	15.0 wk	10.3 mo
	Docetaxel Monotherapy 100 mg/m2	139	36.0%	16.6 wk	12.3 mo
Rivera[17]	Docetaxel Monotherapy q3wk	59	35.6%	5.7 mo	18.3 mo
	Docetaxel Monotherapy qwk	59	20.3%	5.5 mo	18.6 mo
Gradishar[18]	ABI-007 (Nab paclitaxel)	229	33%	23.0 wk	65.0 wk
	Paclitaxel Monotherapy	225	19%	16.9 wk	55.7 wk
	ABI-007 (Nab paclitaxel) 2nd line	132	27%	20.9 wk	56.4 wk
	Paclitaxel Monotherapy 2nd line	136	13%	16.1 wk	46.7 wk
Perez[19]	Ixabepilone Monotherapy	126	11.5%	3.1 mo	8.6 mo
Leyland-Jones[20]	Trastuzumab with paclitaxel	32	59%	12.2 mo
von Minckwitz[21]	Trastuzumab with capecitabine	78	48.1%	8.2 mo	25.5 mo
	Capecitabine Monotherapy	78	27.0%	5.6 mo	20.4 mo
Verma[22]	Trastuzumab emtansine	495	43.6%	9.6 mo	30.9 mo
	lapatinib plus capecitabine	496	30.8%	6.4 mo	25.1 mo
Geyer[23]	Lapatinib plus capecitabine	163	22%	8.4 mo
	Capecitabine Monotherapy	161	14%	4.4 mo
Bartsch[24]	Capecitabine and trastuzumab	40	20%	8 mo	24 mo
Blackwell[25]	Lapatinib Monotherapy	148	6.9%	8.1 wk	39.0 wk
	Lapatinib with trastuzumab	148	10.3%	12.0 wk	51.6 wk
Cortes[26]	Vinflunine	298			9.8 mo
	alkylating agent	296			7.2 mo
Kazmi[27]	Eribulin	229			9.1 mo
	Gemcitabine	134			9.1 mo
	Capecitabine	80			9.3 mo
O’Shaughnessy[28]	Sacituzumab	235	31%	4.6 mo	12.4 mo
	Treatment of Physicians Choice	233	4%	2.3 mo	6.7 mo
Tripathy[29]	Etirinotecan Pegol	92	4.8%	2.8 mo	7.8 mo
	Treatment of Physicians Choice	86	2.7%	1.9 mo	7.5 mo

MBC treated with second or higher lines of therapy has a very poor prognosis and few effective therapies that consistently induce long-term remission,29 which indicates the market demand and clinical need for new and improved therapeutic drugs and treatment options in order to improve these response outcomes and patient survival rates. Thus, Bria-IMT™ has the potential to induce long-term remission, especially in combination with immunotherapies. Current treatment of MBC is outlined in Figure “B”, below, which illustrates different therapeutic treatment options and drugs used upon diagnoses from biopsy and identification of breast cancer biomarkers.30

15 Licchetta A, Correale P, Migali C, Remondo C, Francini E, Pascucci A, Magliocca A, Guarnieri A, Savelli V, Piccolomini A, Carli AF, Francini G. Oral metronomic chemo-hormonal-therapy of metastatic breast cancer with cyclophosphamide and megestrol acetate. J Chemother. 2010 Jun;22(3):201-4.

16 Harvey, V. et al. Phase III Trial Comparing Three Doses of Docetaxel for Second-Line Treatment of Advanced Breast Cancer. J. Clin. Oncol. 24, 4963–4970 (2006).

17 Rivera, E. et al. Phase 3 study comparing the use of docetaxel on an every-3-week versus weekly schedule in the treatment of metastatic breast cancer. Cancer 112, 1455–1461 (2008).

18 Gradishar WJ. Taxanes for the treatment of metastatic breast cancer. Breast Cancer (Auckl). 2012;6:159-71.

19 Perez, E. A. et al. Efficacy and Safety of Ixabepilone (BMS-247550) in a Phase II Study of Patients With Advanced Breast Cancer Resistant to an Anthracycline, a Taxane, and Capecitabine. J. Clin. Oncol. 25, 3407–3414 (2007).

20 Leyland-Jones, B. et al. Pharmacokinetics, Safety, and Efficacy of Trastuzumab Administered Every Three Weeks in Combination With Paclitaxel. J. Clin. Oncol. 21, 3965–3971 (2003). Only 41% of patients had prior systemic chemotherapy.

21 von Minckwitz G et el. Trastuzumab beyond progression: overall survival analysis of the GBG 26/BIG 3-05 phase III study in HER2-positive breast cancer. Eur J Cancer. 2011 Oct;47(15):2273-81. Prior therapy limited to trastuzamab alone or in combination with a taxane.

22 Verma, S. et al. Trastuzumab Emtansine for HER2-Positive Advanced Breast Cancer. N. Engl. J. Med. 367, 1783–1791 (2012).

23 Geyer, C. E. et al. Lapatinib plus Capecitabine for HER2-Positive Advanced Breast Cancer. N. Engl. J. Med. 355, 2733–2743 (2006).

24 Bartsch, R. et al. Capecitabine and Trastuzumab in Heavily Pretreated Metastatic Breast Cancer. J. Clin. Oncol. 25, 3853–3858 (2007).

25 Blackwell, K. L. et al. Randomized Study of Lapatinib Alone or in Combination With Trastuzumab in Women With ErbB2-Positive, Trastuzumab-Refractory Metastatic Breast Cancer. J. Clin. Oncol. 28, 1124–1130 (2010).

26Cortes J, Perez-Garcia J, Levy C, Gómez Pardo P, Bourgeois H, Spazzapan S, Martínez-Jañez N, Chao TC, Espié M, Nabholtz JM, Gonzàlez Farré X, Beliakouski V, Román García J, Holgado E, Campone M. Open-label randomised phase III trial of vinflunine versus an alkylating agent in patients with heavily pretreated metastatic breast cancer. Ann Oncol. 2018 Apr 1;29(4):881-887. Doi: 10.1093/annonc/mdy051. PMID: 29481630.

27Kazmi S, Chatterjee D, Raju D, Hauser R, Kaufman PA. Overall survival analysis in patients with metastatic breast cancer and liver or lung metastases treated with eribulin, gemcitabine, or capecitabine. Breast Cancer Res Treat. 2020 Nov;184(2):559-565. Doi: 10.1007/s10549-020-05867-0. Epub 2020 Aug 17. Erratum in: Breast Cancer Res Treat. 2021 Jun;187(2):603. PMID: 32808239; PMCID: PMC7599186.

28O’Shaughnessy J, Brufsky A, Rugo HS, Tolaney SM, Punie K, Sardesai S, Hamilton E, Loirat D, Traina T, Leon-Ferre R, Hurvitz SA, Kalinsky K, Bardia A, Henry S, Mayer I, Zhu Y, Phan S, Cortés J. Analysis of patients without and with an initial triple-negative breast cancer diagnosis in the phase 3 randomized ASCENT study of sacituzumab govitecan in metastatic triple-negative breast cancer. Breast Cancer Res Treat. 2022 Sep;195(2):127-139. Doi: 10.1007/s10549-022-06602-7. Epub 2022 May 11. PMID: 35545724; PMCID: PMC9374646.

29Tripathy D, Tolaney SM, Seidman AD, Anders CK, Ibrahim N, Rugo HS, Twelves C, Dieras V, Müller V, Tagliaferri M, Hannah AL, Cortés J. ATTAIN: Phase III study of etirinotecan pegol versus treatment of physician’s choice in patients with metastatic breast cancer and brain metastases. Future Oncol. 2019 Jul;15(19):2211-2225. Doi: 10.2217/fon-2019-0180. Epub 2019 May 10. PMID: 31074641; PMCID: PMC7466911.

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

While there are many biotech companies working to create an effective breast cancer vaccine, a significant gap remains in the effectiveness and safety of second or higher lines of therapy . The most studied targeted immunotherapy, Neuvax (Galena), a HER2 peptide vaccine, failed a Phase III trial, but there is encouraging data to support at least three ongoing clinical trials combining trastuzumab with HER2 epitope immunogens.32 The National Cancer Institute (“NCI”) randomized trial adding PANVAC (a poxviral-based immunogen) to docetaxel increased the median PFS from 3.9 months to 7.9 months and is to be used as a basis for larger, more sophisticated clinical trials.33 An immunogen targeting a carbohydrate antigen, globo-H, was associated with improved PFS, but only in the subset able to mount antibody responses.34 A Johns Hopkins breast cancer trial using a breast cancer cell line transfected with the gene for GM-CSF has not been positive but, using the same cell line with trastuzumab, 40% of patients enjoyed clinical benefit (CR+PR+stable) at one year.35 Finally, the study of targeted cancer immunotherapies in combination with other therapies is receiving much attention, particularly combination with checkpoint inhibitors.36

31 Rossi, V.; Nole, F.; Redana, S.; Adamoli, L.; Martinello, R.; Aurilio, G.; Verri, E.; Sapino, A.; Viale, G.; Aglietta, M.; Montemurro, F., Clinical outcome in women with HER2-positive de novo or recurring stage IV breast cancer receiving trastuzumab-based therapy. Breast 2014, 23 (1), 44-9.

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

Products/Pipeline

Bria-IMT™

Bria-IMT™, BriaCell’s lead candidate, is a whole-cell immunotherapy. Bria-IMT™ in combination with an immune check point inhibitor is undergoing pivotal Phase 3 clinical testing in patients with advanced MBC patients who have failed prior lines of therapy. The pivotal Phase 3 combination study is listed on ClinicalTrials.gov as NCT06072612.

Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by the FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in advanced metastatic breast cancer.

The FDA has agreed that improvement in overall survival in the Bria-IMT™ combination arm as compared to the physician’s choice of treatment arm will be the primary endpoint of the study. The study is expected to enroll 177 patients in the Bria-IMT™ combination therapy arm and 177 patients in the treatment of physician’s choice arm. To gather additional information on the Bria-IMT™ regimen alone, 50 patients are expected to be enrolled in this regimen and will be eligible for combination therapy following their initial post treatment evaluation. The study will have an interim evaluation for efficacy which could result in early completion of the study. We expect frequent and responsive FDA communication under our Fast Track status during our pivotal Phase 3 study.

The successful completion of the pivotal study would allow BriaCell to subsequently submit a Biologics License Application and accelerate the path to commercialization.

BriaCell’s recently announced partnership with New York Cancer & Blood Specialists (“NYCBS”) as clinical site with more than 30 locations and 35 hospital affiliations throughout Nassau and Suffolk counties, in the Bronx, Manhattan, Queens, Staten Island, and Brooklyn to conduct its pivotal Phase 3 Study of Bria-IMT™ in Advanced Breast Cancer.

In collaboration with Prevail InfoWorks, Inc. (“InfoWorks”), a Philadelphia, PA based contract research organization, BriaCell expects to recruit additional sites to speed up the patient recruitment process. BriaCell has signed a Master Service and Technology Agreement (“MSTA”) agreement with InfoWorks to provide clinical services and technologies for BriaCell’s upcoming pivotal study in advanced metastatic breast cancer. Services include clinical site coordination, project management, clinical monitoring and pharmacovigilance (safety management) services, and the use of InfoWork’s integrated real-time data analytics platform, The Single Interface ®, for clinical support and real-time data analysis.

Prevail Partners, LLC (“Prevail Partners”), an investment fund and affiliate of InfoWorks, has purchased 463,408 BriaCell common shares at a price of $8.63 for gross proceeds of $4 million, representing a 20% premium to the trailing thirty (30) trading day volume-weighted average price of the common shares of the Company on the Nasdaq Stock Exchange. The transaction closed on May 19, 2023.

Recent Letter of Intent from Weill Cornell Medicine Outlining Plans to Initiate a Phase 2 Clinical Trial of Bria-IMT™ in High-Risk Early-Stage Triple Negative Breast Cancer

BriaCell recently announced that it has accepted a letter of intent from Dr. Massimo Cristofanilli, Director of Breast Medical Oncology and Associate Director of Precision Medicine in the Sandra and Edward Meyer Cancer Center at Weill Cornell Medicine, outlining the parties’ plans and commitment, upon regulatory approval, to initiate a Phase 2 investigator-initiated clinical study to evaluate BriaCell’s novel immunotherapy, Bria-IMT™, in combination with a check point inhibitor, in early stage, newly diagnosed, high-risk triple negative breast cancer patients who have failed to achieve a pathological complete response in the neoadjuvant setting.

Phase 1/2 Clinical Trial of Bria-IMT™ in Combination with Immune Check Point Inhibitors in Advanced Metastatic Breast Cancer

BriaCell has been conducting a Phase 1/2a clinical trial of Bria-IMT™, in combination with immune checkpoint inhibitors such as pembrolizumab (KEYTRUDA®; manufactured by Merck & Co., Inc.) and retifanlimab, an immune checkpoint inhibitor manufactured by Incyte). The combination study is listed in ClinicalTrials.gov as NCT03328026 under FDA-approved BB-IND 10312 under protocol BRI-ROL-001 at ten clinical sites throughout the United States.

BriaCell recently announced benchmark-beating patient survival and clinical benefit in advanced metastatic breast cancer with median overall survival of 13.5 months in BriaCell’s advanced metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature.

BriaCell has achieved proof of concept based on data from a Phase 1/2a study of Bria-IMT™ in advanced breast cancer patients. In essence, BriaCell has demonstrated disease control and clinical benefit in a high proportion of patients with advanced breast cancer who have exhausted other therapeutic options. There is also promising data on overall survival as noted above.

Positive Proof of Concept

●	Bria-IMT™ has been evaluated in a regimen including pre-dose low-dose cyclophosphamide (to reduce immune suppression), intradermal inoculation with 20-50 million irradiated Bria-IMT™ cells between two and three days later, with subsequent intradermal inoculation with interferon-α2 approximately two days later. This is known as the Bria-IMT™ regimen.

●	BriaCell has evaluated the Bria-IMT™ regimen in two Phase I/IIa studies of Bria-IMT™ in advanced breast cancer patients. Both were single arm studies, so there were no untreated patients for comparison.

●	There were four evaluable patients treated in one study (Study SVMC #01-026) and 23 evaluable patients treated in another study (Study WRI-GEV-007) with this regimen with cycles every two weeks for the first month and then monthly. They were heavily pre-treated with a median of four prior systemic therapy regimens.

●	The data shows an outstanding safety and tolerability profile for Bria-IMT™ in advanced breast cancer patients.

Study SVMC #01-026

●	In the SVMC #01-026 study, treatment was limited to six cycles over five months. Four post-menopausal white women were enrolled aged between 58.7 and 73 years. Three had breast cancer and one had Her2+ ovarian cancer. All had failed at least one prior systemic therapy.

●	These patients received between four and six cycles of treatment on protocol. One patient had an additional 13 cycles off protocol.

●	The only adverse events that occurred in more than one patient were itch and rash at the inoculation sites. No deaths were reported during this study. There were four serious adverse events (“SAEs”) in 3 patients with one (transient urticaria, grade 3) judged probably related to treatment. All SAEs were manageable with community practice therapies.

●	The Bria-IMT™ regimen was able to elicit delayed-type hypersensitivity (“DTH”) responses in all patients. DTH is a measure of cell-mediated immunity. This response involves the interaction of T-cells, monocytes, and macrophages. This reaction is caused when CD4+ Th1 helper T cells recognize foreign antigen in a complex with the Class II HLA molecule on the surface of antigen-presenting cells. These can be macrophages or dendritic cells that secrete monokines such as IL-12 and IL-15, which stimulates the proliferation of additional CD4+ Th1 cells. CD4+ T cells secrete other cytokines including IL-2 and interferon gamma, inducing the further release of other TH1 cytokines, thus mediating the immune response. This results also in the activation of CD8+ T cells which destroy target cells on contact, and activated macrophages which produce hydrolytic enzymes.

●	The DTH response involves the interaction of T-cells, monocytes, and macrophages. This reaction is caused when CD4+ Th1 helper T cells recognize foreign antigen in a complex with the Class II HLA molecule on the surface of antigen-presenting cells. These can be macrophages or dendritic cells that secrete monokines such as IL-12 and IL-15, which stimulates the proliferation of additional CD4+ Th1 cells. CD4+ T cells secrete other cytokines including IL-2 and interferon gamma, inducing the further release of other Th1 cytokines, thus mediating the immune response. This results also in the activation of CD8+ T cells which destroy target cells on contact and activated macrophages which produce hydrolytic enzymes.

●	One patient (A002) had a partial response with regression of breast lesions, resolution of lung and soft tissue lesions, and improvement of stability of bone lesions. She completed therapy and 3 months after her last Bria-IMT™ inoculation, imaging studies identified regrowth of tumor notably in the breast, lung, and brain. After consultation with the FDA, the patient was treated off-protocol which also produced tumor regression, including the resolution of brain metastases. The HLA-DRB3 and HLA-DRB1 alleles of patient A002 matched with that of SV-BR-1-GM. Her tumor was grade II (moderately differentiated). One other patient on this study (B001) with a grade II tumor had disease limited to bony metastases. She did not have measurable disease but was felt to progress on study.

●	Median time to tumor progression was 144 days (range 64 – 223 days) for the initial round of treatment. Overall survival was more than 33 months in all patients except B001 (7 months).

Study WRI-GEV-007

●	In the WRI-GEV-007 study, patients were treated with a median of three cycles of therapy (range 1-8).

●	The Bria-IMT™ regimen was able to elicit both cellular immune responses (as evidenced by DTH responses in 85% of patients evaluated) and antibody responses (present in 58% of patients evaluated).

●	The most common adverse events seen were local irritation at the inoculation sites.

●	Several patients showed evidence of anti-tumor activity of the Bria-IMT™ regimen in spite of their being heavily pre-treated advanced breast cancer patients. Specifically, one patient (designated 01-002) had regression or disappearance of 20 lung metastases, and stable disease in liver metastases (as the liver metastases were the target lesions, she did not qualify as a partial response). She displayed a robust DTH response, had a grade I tumor and matched Bria-IMT™ at 2 HLA loci. One patient (05-002) had a reduction in the size of a breast lesion but progression of a liver lesion and did not meet criteria for a partial response. She also displayed a robust DTH response, had a grade II tumor and matched Bria-IMT™ at 2 HLA loci. One patient (01-005) had a marked reduction in cutaneous involvement but developed restrictive cardiomyopathy (unrelated to study drug) with subsequent mortality. She had a grade III (poorly differentiated) tumor and matched Bria-IMT™ at one HLA locus. She was not on study long enough to be evaluated for her response.

●	Patients 01-002, 05-002 and 01-005 who showed objective evidence of tumor shrinkage all matched the Bria-IMT™ cell line at least at one HLA locus and all had evidence of DTH responses to Bria-IMT™ and/or the parent cell line (SV-BR-1 – the breast cancer cell line from which Bria-IMT™ was derived). Patients who did not develop a DTH response did not show evidence of tumor shrinkage.

●	Patients 01-002 and 05-002 had grade I/II tumors. Both of them also had two HLA matches with Bria-IMT™. Two other patients with grade II tumors (patient 03-001 and 06-001) had stable disease on the study and were also considered to have received clinical benefit from the treatment. (Clinical benefit was defined as some evidence of tumor shrinkage (including a mixed response with shrinkage of some tumors but progression of others, as for 05-002) with over 90 days on study; or as stable disease, a partial response or a complete response as per RECIST criteria). Neither 03-001 nor 06-001 had HLA matches with Bria-IMT™, suggesting that HLA matching may not be required for clinical benefit in patients with grade I/II tumors. Thus, four of the six patients with grade I/II tumors exhibited clinical benefit. One of the remaining patients showed no evidence of an immune response as evaluated by DTH. Thus, four of the five grade I/II patients able to develop an immune response, as noted by DTH, exhibited clinical benefit.

●	These preliminary data indicate that the Bria-IMT™ regimen in advanced breast cancer patients is well tolerated, able to elicit an immune response and able to induce reduction in tumor burden.

Study BRI-ROL-001

●	Another phase I/IIa study (BRI-ROL-001) was initiated evaluating the combination of the Bria-IMT™ regimen with KEYTRUDA® (pembrolizumab). This combination combines the induction of an immune response by Bria-IMT™ (i.e. “putting the foot on the gas” of the immune response) with the ability of KEYTRUDA® to block the PD-1 – PD-L1 immune checkpoint (i.e. to “take the foot off the brakes” of the immune response).

●	Eleven patients with advanced breast cancer (median of four prior systemic therapy regimens) have been treated with this regimen with cycles every three weeks for a median of three cycles (range 1 – 9 cycles).

●	Two patients had evidence of tumor regression, both of whom had robust immune responses (as measured by DTH) to Bria-IMT™. Both of them had grade II tumors. One matched Bria-IMT™ at two HLA types (06-005) while the other did not match Bria-IMT™ at any HLA types (06-001, who “rolled over” from the WRI-GEV-007 study where she had stable disease), suggesting that the Bria-IMT™ regimen, when given in combination with a PD-1 inhibitor, may be able to induce tumor regression without an HLA match especially in patients with grade I/II tumors. One additional patient (06-004) in this study had a grade II tumor and was noted to have stable disease. The other seven patients treated had grade III tumors (poorly differentiated). Thus, all three of the patients with grade I/II tumors showed evidence of clinical benefit.

●	Following the establishment of a collaboration with Incyte Corporation, this study was altered to evaluate the combination of the Bria-IMT™ regimen with retifanlimab (anti-PD-1 antibody similar to KEYTRUDA®). The combination with KEYTRUDA® has been discontinued.

●	A total of 12 patients were treated in the phase I part of the study in combination with retifanlimab. One of then switched from the Keytruda® combination to the retifanlimab combination.

●	50% of the evaluable patients showed disease control (stable disease or a partial response) with the safety profile again excellent.

●	Dosing in this study is ongoing in the randomized phase II portion, with patients randomized either to receive Bria-IMT™ first for retifanlimab first.

●	Overall survival data has been evaluated for all patients as of 2023 September 8. The median overall survival is 13.5 months, which compares favorably with literature reports of similar patients where overall survival has been 6.7-9.8 months (see references above).

●	The data confirms the clinical activity of the Bria-IMT™ regimen in combination with an immune checkpoint inhibitor and justifies further evaluation in a pivotal registration study.

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

●	Bria-OTS™ is under development as an off-the-shelf personalized immunotherapy for advanced breast cancer.

●	The concept for Bria-OTS™ comes from BriaCell’s work with Bria-IMT™, where BriaCell noted that if a patient “matches” Bria-IMT™ in their HLA type, they were more likely to respond.

●	HLA molecules are the molecules that start immune responses but are polymorphic – i.e. they are different in different people, although some people will share the same HLA molecules (referred to as HLA alleles or HLA types).

●	Bria-OTS™ is made from cell lines that are genetically engineered to expresses the immune boosters GM-CSF and interferon-α, as well as specific HLA types (a.k.a. alleles).

●	Different cell lines are being pre-manufactured to express different HLA types covering >99% of the overall breast cancer patient population.

●	Using the BriaDX™, a companion diagnostic test performed on the patient’s saliva, the suitable personalized treatment will be selected for each patient for administration.

●	This approach allows personalized treatment without the need for personalized manufacturing. Additionally, it saves time, and skips expensive and complicated manufacturing procedures associated with other personalized treatments.

●	Bria-OTS™ cell lines are being engineered and transferred to good manufacturing practice (“GMP”) production and clinical evaluation is planned to commence in 2023 (expected authorization by FDA and expected first patient to be dosed in 2023) with safety and efficacy data expected to be released during 2023 and 2024.

●	Bria-OTS™ cell lines have also been engineered to express co-stimulatory molecules and additional cytokines that can activate naïve T cells (those that have not been pre-activated). These “Bria-OTS™ 2.0” cells are expected to be very potent in eliciting an anticancer immune response.

●	Bria-OTS™ 2.0 cell lines for breast cancer and prostate cancer cells should be entering GMP manufacturing in 2023 or early 2024. Similar cell lines for lung cancer and melanoma will follow.

●	Bria-OTS™ 2.0 cell lines have the potential to transform cancer treatment as with simple intradermal injections tailored to the individual patient, a potent and broad immune response against their cancer can be elicited, which should result in marked destruction of the tumors by the patient’s own immune system.

37 Lacher M.D., Bauer G. Fury B., Graeve S., Fledderman E.L., Petrie T.D., Coleal-Bergum D.P., Hackett T., Perotti N.H., Kong Y.Y., Kwok W.W., Wagner J.P., Wiseman C.L., and Williams W.V. SV-BR-1-GM, a Clinically Effective GM-CSF- Secreting Breast Cancer Cell Line, Expresses an Immune Signature and Directly Activates CD4+ T Lymphocytes. Frontiers in Immunology 2018; 9: Article 776.

Development of Additional Immunotherapy Cell Lines

●	Based on these observations, BriaCell is extending this technology to other types of cancer by developing additional immunotherapy cell lines.

●	Cell lines currently being genetically engineered include a breast cancer cell line, a prostate cancer cell line, a non-small cell lung cancer cell line and a melanoma cell line.

●	The genetic engineering has been completed for the breast cancer cell line and GMP manufacturing completed. Release testing is underway with the goal to initiate clinical studies in 2H2023. The prostate cancer cell line is expected to initiate GMP manufacturing in late 2023 or early 2024 with the lung cancer and melanoma cell lines to follow.

●	IND filings for these immunotherapy cell lines are anticipated starting in 2023.

Early Phase Programs

On August 4, 2022, BriaCell announced that it has secured an exclusive license from University of Maryland, Baltimore County (UMBC) to develop and commercialize Soluble CD80 (sCD80) as a biologic agent for the treatment of cancer. Under the terms of the agreement, BriaCell has the worldwide rights to develop and commercialize sCD80, while UMBC maintains ownership of the patents. BriaCell will pay royalties to UMBC upon the commercialization of the product plus patent management costs. The licensing agreement was coordinated by UMBC’s Office of Technology Development.

The patents are listed as the following: USPN 8,956,619 B2; USPN 9,650,429 B2; USPN 10,377,810 B2

CD80 is an important co-stimulatory molecule present on antigen-presenting cells and key for activating T cells. CD80 also acts as an immune checkpoint inhibitor. As noted in the patents, significant data has been generated showing that in animal models sCD80 is capable of enhancing anti-cancer immune responses and shrinking tumors in model systems. The sCD80 appears to act both as an immune stimulator and checkpoint inhibitor. This makes it an ideal candidate to combine with BriaCells’s cellular immunotherapy platform.

Current timelines project that the sCD80 may be ready to enter the clinic in early 2025.

Marketing and Sales Strategy

The product will initially be marketed to oncologists who are well-versed in the use of immunotherapy for cancer. Partnering with other pharmaceutical companies in order to market combinations with a number of drugs is also an option that we intend to pursue. This study will utilize a frozen formulation which consists of irradiated SV-BR-1-GM cells in viable freezing media. This formulation will permit stockpiling of immunotherapy so that it can be sent on demand to clinical sites. The eventual goal is to reach all oncologists who treat late-stage breast cancer, either by direct outreach or by partnering with another company that has an established presence in the oncology space.

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

License Agreements

On August 4, 2022, BriaCell announced that it has secured an exclusive license from University of Maryland, Baltimore County (UMBC) to develop and commercialize Soluble CD80 (sCD80) as a biologic agent for the treatment of cancer. Under the terms of the agreement, BriaCell has the worldwide rights to develop and commercialize sCD80, while UMBC maintains ownership of the patents. BriaCell will pay royalties to UMBC upon the commercialization of the product plus patent management costs. The licensing agreement was coordinated by UMBC’s Office of Technology Development.

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

The Company has filed and own or have licensed all rights in the following pending patent applications and issued patents:

Filed with the United States Patent and Trademark Office (“USPTO”) on June 14, 2004, U.S. Patent No. 7,674,456 B2, includes claims to the following:

1.	Compositions comprising SV-BR-1 cells

2.	Therapeutic methods of using said compositions

On February 27, 2017, BriaCell™ filed an international patent application under the Patent Cooperation Treaty (PCT) to further expand its intellectual property portfolio underlying the Company’s current and anticipated pipeline of whole-cell cancer immunotherapeutics including Bria-IMT™ and Bria-OTS™. The PCT application (PCT/US2017/019757) claims priority to two provisional patent applications filed by the Company with the USPTO in 2016. It, in essence, provides the framework for additional whole-cell cancer immunotherapeutics beyond Bria-IMT™ and strategies for patient-specific selection of the most likely effective whole-cell immunotherapeutic (BriaDx™). The PCT application entered the National Phase in the second half of 2018 and was granted in Japan on June 21, 2021.

BriaCell was recently awarded an Australian patent (Patent No. 2017224232, extends to February 27, 2037) covering composition of matter and method of use for its whole-cell cancer immunotherapy technology in Australia.).

BriaCell has also received an Issue Notification from the USPTO for the composition of matter and method of use of its personalized off-the-shelf cell-based immunotherapy for cancer. The patent was issued on January 24, 2023 as US Patent No. 11,559,574 B2 with the term extending to May 25, 2040.

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

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These activities may lead to consolidated efforts that allow for more rapid development of cancer immunotherapy product candidates.

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

For the year ended July 31, 2023, the average number of employees has been sixteen, of whom four were executive management (July 31, 2022 – eight).

Research and Development Activities and Costs

For information regarding our clinical studies, please see above under the caption “Description of the Business – Clinical Trials.”

For the years ended July 31, 2023 and 2022, we incurred $14,264,048 and $7,585,926, respectively, of net research and development expenses (excluding share based compensation allocated to research and development employees)

Manufacturing

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

Plan of Arrangement

On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”). Pursuant to the Arrangement, certain pipeline assets of the Company were spun-out to BriaPro Therapeutics Corp. (“BriaPro” or “SpinCo”), including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in a two-third (2/3) owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders. BriaPro has acquired the entire right and interest in and to the BriaPro Assets in consideration for the issuance by BriaPro to the Company of BriaPro’s common shares. Under the terms of the Arrangement, for each common share of the Company held immediately prior to closing, the shareholders of the Company received one common share of BriaPro, and one new common share of the Company (retiring their old share) having the same terms and characteristics as the existing common shares of the Company. The Company’s common shares and public warrants remained listed on the Nasdaq Capital Market and the common shares remained listed on the Toronto Stock Exchange, and SpinCo is an unlisted reporting issuer in Canada. As part of the Arrangement, the Company obtained a third-party independent valuation for BriaPro which amounted to $1.75 million. Based on the number of issued shares of BriaPro, this amounts to $0.0365 per BriaPro share.

BriaPro is a pre-clinical stage immunotherapy company developing binding agents and proteins with the intention to boost the ability of the body’s own cancer-fighting cells to destroy cancerous tumors. Using artificial intelligence (“AI”) with ImmunoPrecise Antibodies and Receptor AI, BriaPro will identify drug candidates.

The lead drug discovery candidates for BriaPro includes:

●	Bria-TILsRx™: Multi-Specific Binding Reagents – Immunotherapy for Cancer: being developed in collaboration with ImmunoPrecise Antibodies.

●	Small Molecule Program: Protein Kinase C delta (PKCδ) Inhibitors being developed with Receptor AI.

The power of AI in drug candidate selection has been hailed by experts and investments in AI-driven drug discovery companies have tripled over the past four years, reaching $24.6 billion in 2022.2 Using AI technology to identify the next blockbuster therapies can help eliminate some of the guesswork that typically requires hundreds of lab experiments—often spread over many years—to identify promising molecules.

Instead of coming up with tens of thousands of compounds to figure out, computers suggest testing ten compounds in a lab, then getting feedback from the lab results. The machines learn from those results to make a better prediction to provide the next hundred candidates for testing and ultimately filter to one molecule.

Over the course of the next year, BriaPro expects to screen several different multi specific binding reagents for activity in vitro as well as in mouse models of cancer. BriaPro also expects to select at least one candidate to advance into IND enabling studies. Human clinical studies are expected to be initiated in the first half of 2025. In parallel, BriaPro will continue to optimize the structure of its proprietary protein kinase C delta inhibitors and advance to the candidates election stage. Human clinical studies are expected to be initiated in the second half of 2025.

Recent Developments

On May 9, 2023, the Company entered into a Master Service and Technology Agreement (the “MST Agreement”) with Prevail InfoWorks, Inc. (“InfoWorks”) pursuant to which InfoWorks will provide clinical services and technologies for the Company’s upcoming pivotal study in advanced metastatic breast cancer. The Company has agreed to pay InfoWorks $5,379,945 upon signing of the MST Agreement and pay InfoWorks additional fees upon the achievement of certain milestones.

On May 12, 2023, the Company entered into a stock purchase agreement (the “Prevail Partners Purchase Agreement”) with Prevail Partners, LLC, an investment fund and affiliate of InfoWorks, pursuant to which the Company agreed to issue 463,408 common shares for an aggregate purchase price of $4,000,000. The funds received were used to pay amounts owed to InfoWorks under the MST Agreement.

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

Risks Related to Our Business

We have a history of losses, may incur future losses and may not achieve profitability

BriaCell is a development stage immune-oncology biotechnology corporation that to date has not recorded any revenues from the sale of diagnostic or therapeutic products.  Since incorporation, BriaCell has accumulated net losses and expects such losses to continue as it commences product and pre-clinical development and eventually enters into license agreements for its technology. We incurred net losses of $20,302,394 and $26,838,903 in the fiscal years ended 2023 and 2022, respectively. Management expects to continue to incur substantial operating losses unless and until such time as product sales generate sufficient revenues to fund continuing operations. BriaCell has neither a history of earnings nor has it paid any dividends, and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future.

We are a pre-revenue clinical stage company

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

BriaPro may not generate revenue as expected

We are a majority shareholder of BriaPro. BriaPro may not generate financial returns or may not yield the desired business outcome. The success of our investment in a company is sometimes dependent on the availability of additional funding on favorable terms or a liquidity event such as an initial public offering. We may record impairment charges in relation to our strategic investments which will have a negative impact on our financial position.

This may expose us to additional reputational, financial, legal, compliance or operational risks. This could impact our return on our investment. In the event BriaPro fails to generate revenue, this may erode or dilute its value to our shareholders.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and the commercialization of our drug candidates may be affected

As our drug candidates are currently in clinical trials, we face an inherent risk of product liability suits and will face an even greater risk if we obtain approval to commercialize any drugs. For example, we may be sued if our drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We believe that we currently have appropriate insurance covering clinical trials. However, it may transpire that the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Any inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drugs we develop, alone or with collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and rising tensions in the Middle East, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as rising tensions in the Middle East, a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

Short sellers may be manipulative and may drive down the market price of our common shares

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our reputation, business, financial condition, and operating results. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our common shares may decline as a result of their actions.

We have a significant number of restricted share units, options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital

As of October 25, 2023, we had outstanding restricted share units, options and warrants to purchase 10,314,012 common shares, respectively. The holders of these restricted share units, options and warrants are given the opportunity to profit from a rise in the market price of our common shares. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Additionally, the exercise of these options and warrants will cause the increase of our outstanding Common shares, which could have the effect of substantially diluting the interests of our current shareholders.

Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. As of October 25, 2023, we have 10,314,012 shares issuable upon exercise of restricted share units, options and warrants. Sales of shares by these shareholders could have a material adverse effect on the trading price of our common shares. We intend to register the offering, issuance, and sale of all common shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We intend to take advantage of these exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year of the fifth anniversary of our initial public offering in the United States, (b) in which we have total annual gross revenue of at least US$1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common shares that is held by non-affiliates exceeds US$700 million as of the prior June 30; and (2) the date on which we have issued more than US$1.0 billion in non-convertible debt during the prior three-year period.

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

Our executive officers, directors and principal shareholders will maintain the ability to exert significant control over matters submitted to our shareholders for approval

Our executive officers, directors and principal shareholders who owned more than 5% of our outstanding common shares will, in the aggregate, beneficially own shares representing approximately 21.16% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets. Asset value is based on which the fair market value of each asset, including goodwill and going concern value (which may be determined by reference to the market value of our common shares, which may be volatile). Our status will also depend, in part, on when and how we utilize the cash proceeds from any securities offerings our business. Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we believe that we will be classified as a PFIC for the taxable year ending July 31, 2023, and possibly for succeeding years. However, even if we are classified as a PFIC for the year ending July 31, 2023, under an exception to the PFIC classification rules, we may be able to avoid such classification altogether if we can meet certain conditions set forth in the exception. (See the discussion of PFIC status under “Taxation, U.S. Federal Income Taxation”, below. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance as to our status as a PFIC in any taxable year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 2023, the Company commenced a month-to-month lease arrangement for office and lab space in Philadelphia, Pennsylvania, in the amount of approximately $36,000 per month.

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

Number of Shareholders

As of October 25, 2023, we have approximately 48 shareholders of record of our common shares.

Dividend Policy

Historically, we have not paid any cash dividends to the holders of shares of our common shares and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Issuer Purchases of Equity Securities

None.

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

Overview

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor in a pivotal1 Phase 3 study in advanced metastatic breast cancer. BriaCell recently reported benchmark-beating patient survival and clinical benefit in advanced metastatic breast with median overall survival of 13.5 months in BriaCell’s advanced metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature2. A completed Bria-IMT™ Phase 1 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

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

The critical judgments and significant estimates in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are:

●	Intangible assets are tested for impairment annually or more frequently if there is an indication of impairment. The carrying value of intangibles with definite lives is reviewed each reporting period to determine whether there is any indication of impairment. If there are indications of impairment the impairment analysis is completed and if the carrying amount of an asset exceeds its recoverable amount, the asset is impaired and impairment loss is recognized.

●	The Company uses the Black-Scholes option-pricing model to estimate fair value of options and the warrant liability at each reporting date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants.

●	Preparation of the consolidated financial statement on a going concern basis, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due

●

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

2. New Accounting Policies Adopted

No new accounting policies were adopted during the year ended July 31, 2023.

Results of Operations

Comparison of the year ended July 31, 2023, compared to the year ended July 31, 2022

Research Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Year ended July 31,
	2023	2022

Clinical trials	$7,843,760	$3,540,955
Pre-clinical projects	3,787,673	2,076,127
Chemical, Manufacturing and Control Costs (“CMC Costs”)	1,801,287	1,346,810
Other	1,903,918	1,057,597
	$15,336,638	$8,021,489

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

The following is a breakdown of our research and development costs by nature of expenses:

	Year ended July 31,
	2023	2022

Clinical trial sites and investigational drug costs	$9,611,630	$4,912,530
Wages and salaries	3,878,367	2,225,050
Laboratory Rent	194,880	138,354
Supplies	579,169	309,992
Share-based compensation	1,072,592	435,563
	$15,336,638	$8,021,489

For the year ended July 31, 2023, research costs totaled $15,336,638, compared to $8,021,489 for the same period in 2022. The increase primarily resulted from the expansion of the Company’s Bria-IMT™ trial and higher clinical trials and investigational drug costs, which rose from $4,912,530 in 2022 to $9,611,630 in 2023. Laboratory costs also increased due to the hiring of additional employees and higher supplies, growing from $138,354 to $194,880 and $309,992 to $579,169, respectively. Additionally, non-cash share-based compensation expenses rose from $435,563 in 2022 to $1,072,592 in 2023, contributing to the overall increase in research and development expenses.

General and Administrative Expenses

For the year ended July 31, 2023, general and administrative expenses amounted to $7,935,626 as compared to $7,267,452 for the year ended July 31, 2022 The increase in general and administrative expenses primarily stems from higher insurance premiums, professional fees, and salaries, offset by a decrease in share-based compensation expenses.

Financial income (expenses), net

For the year ended July 31, 2023, financial income, net amounted to $2,969,870 as compared to financial loss $11,549,962 for the year ended July 31, 2022. Financial income (expenses) comprises, primarily, changes in the fair value of the warrant liability and interest earned on our treasury. For the year ended July 31, 2023, the value of the warrant liability decreased by $2,119,530. The decrease was primarily due to the decrease in the share price at period end. For the year ended July 31, 2022, there was an increase in the value of the liability of $11,658,372 due to the increased share price at the period end. Interest income for the year ended July 31, 2023 was $891,213 as compared to $136,731 for the year ended July 31, 2022. The increase in 2023 is attributable to higher interest rates in North America.

Loss for the period

The Company reported a loss for the year ended July 31, 2023, of $20,302,394 as compared to $26,838,903 for the year ended July 31, 2022. The loss in 2023 primarily stems from a substantial increase in operational spending, offset by a gain in from a decrease in the fair value of the warrant liability. Conversely, the higher loss in the prior period can be attributed to a larger increase in the fair value of the warrant liability. These factors account for the variance in the reported losses between the two periods, highlighting the impact of changes in warrant valuation and operational spending on the Company’s financial performance.

Liquidity and Capital Resources

As of July 31, 2023, the Company has a working capital of 25,147,050 (July 31, 2022 – $41,405,613) and an accumulated deficit of $80,652,231 (July 31, 2022 - $60,349,837).

As of July 31, 2023, the Company’s capital resources consist primarily of cash and cash equivalents, comprised mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

During the year ended July 31, 2023, the Company’s overall position of cash and cash equivalents decreased by $19,790,560 from the year ended July 31, 2022 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended July 31, 2023, was $23,744,860 as compared to $12,484,376 for the year ended July 31, 2022.

Cash gained in financing activities for the year ended July 31, 2023, was $3,954,300, as compared to a loss of $3,742,657 for the year ended July 31, 2022.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of July 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of July 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All control deficiencies that contributed to the material weakness as at Jul 31, 2022 were found to be effectively remediated. Management implemented the following remedial measures to address the material weakness which we tested and found to be operating effectively:

●	Periodic user access reviews of key applications
●	Adequate segregation of incompatible duties.
●	Approvals supporting transactions documented and evidence retained.
●	Monthly and quarterly checklists to keep track of the review performed for every key control and to ensure the control was performed consistently.
●	Adequate documentation to evidence key review procedures including appropriate documentation of the review.
●	Mitigating controls to compensate for the lack of SOC 1 reports of service organizations to cover the entire fiscal year.

Based on this assessment, our management concluded that, as of July 31, 2023, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no material changes in our internal control over financial reporting during the quarter ended July 31, 2023. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of October 25, 2023. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
William V. Williams, MD, FRCP	68	President, Chief Executive Officer, and Director
Gadi Levin, CA, MBA	50	Chief Financial Officer and Corporate Secretary
Giuseppe Del Priore, MD, MPH	61	Chief Medical Officer
Miguel A. Lopez-Lago, PhD	54	Chief Scientific Officer
Jamieson Bondarenko, CFA, CMT	39	Chairman of the Board of Directors
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	66	Director
Marc Lustig, MSC, MBA	51	Director
Martin E. Schmieg	61	Director
Rebecca Taub, MD	71	Director
Jane A. Gross, PhD	66	Director

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

Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC, Director, has been a Director of the Company since his appointment on March 18, 2019. In February 2018, he joined the Board of Directors of Soricimed Biopharma Inc., a private clinical-stage biopharma company developing targeted cancer therapies, and in August 2018 he was appointed Chairman of the Board of Soricimed, where he continues to serve in this capacity. He is also a Director of Microbix Biosystems Inc., a public company and leading manufacturer of viral and bacterial antigens and reagents for the global diagnostis industry. He originally joined the Microbix Board in February 2007, and he also served as its President and Chief Executive Officer from November 2012 to July 2017. He is President of Stratpath Management Inc., consulting on strategy and governance to the life sciences sector. He has held other executive positions in life sciences with responsibility for finance, business development, strategic planning and information technology, including Vice President, Finance, and Chief Financial Officer of Novopharm Limited from May 2003 through April 2006; Vice President, Information Technology, and Chief Information Officer of Bayer Inc. from July 1999 through April 2003; Vice President, Finance and Administration of Bayer Healthcare from October 1996 through June 1999; and Director, Finance and Administration and Chief Financial Officer of Zeneca Pharma Inc. from March 1995 through August 1996. He received his bachelor’s degree from Wilfrid Laurier University and his master of business administration degree from University of Windsor. He is a Fellow Chartered Professional Accountant and a Chartered Director (C. Dir.) and is Audit Committee Certified (A.C.C.) through the Directors College, McMaster University. We believe that Mr. Embro-Pantalony is qualified to serve as a member of our Board due to his extensive experience as a pharmaceutical and life sciences executive.

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

Martin Schmieg, Director, rejoined the Company’s Board on November 24, 2020. Having served as a member of BriaCell’s Board from 2016 to March 2019, Mr. Schmieg is a “C” level executive with 30 years of business experience and a diversified background in the global biotech, med-tech and pharmaceutical industries. He currently serves as Co-Founder, Chief Operating and Financial Officer of Clear Intradermal Technologies, Inc. (formerly, ClearIt LLC), a private company based in Texas. As a hands-on leader, Mr. Schmieg’s early career focused on accounting and financial management responsibilities, serving as Chief Financial Officer to privately held Cytometrics, Inc. and Advanced Bionics Corporation, and publicly traded Sirna Therapeutics, Inc. and Isolagen, Inc. We believe that Mr. Schmieg is qualified to serve as a member of our Board because of his long-term familiarity with the Company and his perspective and experience in relevant industries.

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

Composition of our Board

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

During the year ended July 31, 2023, the Audit Committee held 5 meetings in person or through conference calls. As part of its job to foster open communication, the Audit Committee meets at least annually with the external auditors.

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

Principal Accountant’s Fees

External Audit Service Fees

The following table sets forth the aggregate fees paid to the Company’s external auditors, Chartered Professional Accountants, by the Company during the financial years ended July 31, 2023 and 2022:

	Year ended July 31, 2023	Year ended July 31, 2022
Audit Fees	$153,000	$232,884
Audit-Related Fees	113,000	-
Tax Fees	81,400	11,900
All Other Fees		17,134
Total:	$347,400	$261,918

Compensation Committee

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

When determining compensation payable, the Compensation Committee considers both external and internal data. External data includes general market conditions and well as information regarding compensation paid to directors, CEOs and CFOs of companies of similar size and at a similar stage of development in the industry. Internal data includes annual reviews of the performance of the directors, CEO and CFO in light of the Company’s corporate objectives and considers other factors that may have impacted the Company’s success in achieving its objectives. During the year ended July 31, 2023, the Compensation Committee held four meetings in person or through conference calls.

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

Our Nominating and Corporate Governance Committee is currently comprised of Mr. Marc Lustig and Dr. Taub and is chaired by Mr. Lustig. During the year ended July 31, 2023, the Nominating and Corporate Governance Committee held one meeting in person.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended July 31, 2023 and July 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
William V. Williams, MD, FRCP	2022	560,992	150,000	-	100,152	-	811,144
President and Chief Executive Officer	2023	736,555	48,750		430,209	-	1,215,514
Gadi Levin, CA, MBA	2022	202,091	45,000	-	9,240	-	256,331
Chief Financial Officer and Corporate Secretary	2023	285,715	18,750		86,970	-	391,435
Giuseppe Del Priore, MD, MPH(2)	2022	199,665	-	-	215,881	-	415,546
Chief Medical Officer	2023	466,927	25,578		456,396	-	948,901
Miguel A. Lopez-Lago, PhD(3)	2022	211,616	35,000	-	22,456	-	269,072
Chief Scientific Officer	2023	282,247	16,650		69,547	-	368,444

(1)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each option award, refer to Note 2 of the financial statements included in this annual report.

(2)	Giuseppe Del Priore was appointed as the Chief Medical Officer on February 16, 2022

(3)	Miguel A. Lopez-Lago was appointed as the Chief Scientific Officer on May 26, 2022

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of July 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William V. Williams, MD, FRCP	200,000		-	4.24	03/29/26	-	-
	22,300		-	8.47	01/13/27	-	-
	50,900		50,900	6.14	08/02/27	-	-
	5,000		35,000	6.03	06/20/28	-	-
	19,200	(1)	-	0.00	08/02/27	-	-
Gadi Levin, CA, MBA	75,000		-	4.24	03/29/26	-	-
	12,500		7,500	4.71	05/20/27	-	-
	10,150		10,150	6.14	08/02/27	-	-
Giuseppe Del Priore, MD, MPH	112,500		37,500	7.51	02/16/27	-	-
	5,000		5,000	6.14	08/02/27	-	-
Miguel A. Lopez-Lago, PhD	13,125		1,875	8.47	01/13/27	-	-
	5,000		5,000	6.14	08/02/27	-	-

(1)	Restricted Share Units

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended July 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jamieson Bondarenko, CFA, CMT	187,984	-	489,092	-	677,076
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	89,414	-	97,818	-	187,232
Marc Lustig, MSC, MBA	65,625	-	97,818	-	163,443
Martin E. Schmieg	73,125	-	97,818	-	170,943
Rebecca Taub, MD	57,501	-	37,936	-	95,437
Jane A. Gross, PhD	43,749	-	97,818	-	141,567

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

On June 21, 2022, we entered into a compensation package with Dr. Williams (the “2022 Compensation Package”). Pursuant to the 2022 Compensation Package, Mr. Williams receives $650,000 annually and an annual bonus of $150,000. In addition, the 2022 Compensation Package provides for a performance stock option award of $250,000 and a total cash, bonus and option award of up to $1,050,000. On May 1, 2023, Dr. Williams’ annual salary was increased to $675,000 per annum.

Giuseppe Del Priore

On February 14, 2022, we entered into an employment agreement with Dr. Giuseppe Del Priore, our Chief Medical Officer (the “Del Priore Employment Agreement”). The Del Priore Employment Agreement provides for a full-time position, $350,000 annual salary and standard employee benefit plan participation. In addition, Mr. Del Priore was granted an option to purchase 150,000 of the Company’s common shares. The Del Priore Employment Agreement provides that Mr. Del Priore is eligible for an annual bonus in either cash or options to purchase common shares of the Company based on the successful completion of certain corporate milestones selected by our Chief Executive Officer and reviewed in the sole discretion of our Board or a compensation committee. On May 1, 2023, Dr. Giuseppe Del Priore’s annual salary was increased to $460,000 per annum.

Gadi Levin

On March 2, 2022, we entered into an executive employment agreement with Gadi Levin, our Chief Financial Officer (the “Levin Employment Agreement”), effective January 1, 2022. The Levin Employment Agreement provides for a part-time position (80%), $350,000 annual salary (“Base Salary”) and standard employee benefit plan participation. Our Board approved a annual discretionary bonus of (i) up to 30% of Mr. Levin’s yearly salary; and (ii) $100,000 in stock options, which vest over a four year period per calendar year. In addition, Mr. Levin was granted 20,000 options in accordance with the terms of the Company’s stock option plan. During August 2022, Mr. Levin’s Base Salary was increased to $250,000, retroactively to January 1, 2022. On May 1, 2023, Mr. Leving’s Base Salary was increased to $350,000 per annum.

Miguel Lopez-Lago

On May 26, 2022, we entered into an employment agreement with Miguel Lopez-Lago, our Chief Scientific Officer (the “Lopez-Lago Employment Agreement”). The Lopez-Lago Employment Agreement provides for $210,000 annually for Mr. Lopez-Lago’s duties as our Chief Scientist Officer. On May 1, 2023, Mr. Lopez-Lago’s annual salary was increased to $325,000 per annum.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of July 31, 2023. All of the outstanding awards listed below were granted under our stock option plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by shareholders	10,299,702	$5.84	265,859
Equity compensation plans not approved by shareholders	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common shares as of October 25, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each shareholder known by us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares that may be acquired by an individual or group within 60 days of October 25, 2023, pursuant to the exercise of options or warrants, vesting of common shares or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 15,981,726 common shares issued and outstanding as of October 25, 2023.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers
Jamieson Bondarenko, CFA, CMT(1)	644,856	4.03%
William V. Williams, MD, FRCP(2)	476,838	2.98%
Gadi Levin, CA, MBA(3)	100,460	*
Giuseppe Del Priore, MD, MPH(4)	117,500	*
Miguel A. Lopez-Lago, PhD(5)	18,125	*
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC(6)	89,524	*
Marc Lustig, MSC, MBA	1,765,000	11.04%
Martin E. Schmieg(7)	80,575	*
Rebecca Taub, MD(8)	25,000	*
Jane A. Gross, PhD(9)	65,000	*
All current named executive officers and directors as a group (10 persons)	3,382,878	21.16%

5% or Greater Shareholders
Marc Lustig, MSC, MBA	1,765,000	11.04%

*	Represents beneficial ownership of less than 1%.

Notes :

(1)	Includes 150,000 BriaCell Options with an exercise price of $4.24, expiring on March 29, 2026, 250,000 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027, 25,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028 and 100,000 BriaCell Warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026.
(2)	Includes 150,000 options with an exercise price of $4.35, expiring on March 29, 2026, 187,500 options with an exercise price of $8.47, expiring on January 13, 2027, 100,000 warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026 and 19,200 restricted share units.
(3)	Includes 200,000 BriaCell Options with an exercise price of $4.24, expiring on March 29, 2026, 22,300 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027, 50,900 BriaCell Options with an exercise price of C$8.38, expiring on August 2, 2027, 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028 and 29,802 BriaCell Warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026.
(4)	Includes 75,000 BriaCell Options with an exercise price of US$4.24, expiring on March 29, 2026, 12,500 BriaCell Options with an exercise price of US$4.71, expiring on May 20, 2027 and 12,687 BriaCell Options with an exercise price of C$8.38, expiring on August 2, 2027.
(5)	Includes 112,500 BriaCell Options with an exercise price of US$7.51, expiring on February 16, 2027 and 10,000 BriaCell Options with an exercise price of C$8.38, expiring on August 2, 2027.
(6)	11,250 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027 and 10,000 BriaCell Options with an exercise price of C$8.38, expiring on August 2, 2027.
(7)	Includes 25,000 BriaCell Options with an exercise price of US$4.24, expiring on March 29, 2026, 50,000 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027 and 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028.
(8)	Securities held by L5 Capital Inc. includes 100,000 BriaCell Options with an exercise price of US$5.74, expiring on September 1, 2026 and 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028.
(9)	Includes 25,000 BriaCell Options with an exercise price of US$4.24, expiring on March 29, 2026 and 37,500 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027 and 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028.
(10)	Includes 5,000 BriaCell Options with an exercise price of US$4.24, expiring on March 29, 2026 and 5,000 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027 and 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028.
(11)	Includes 5,000 BriaCell Options with an exercise price of US$7.74, expiring on November 1, 2026 and 50,000 BriaCell Options with an exercise price of $8.47, expiring on January 13, 2027 and 5,000 BriaCell Options with an exercise price of $6.03, expiring on June 20, 2028.

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

Based on a review of the copies of such forms received, we believe that during the fiscal year ending July 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since August 1, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MNP LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2023	2022
Audit fees (1)	$153,000	$232,884
Audit-related fees (2)	$113,000	$-
Tax fees	$81,400	$11,900
All other fees	$-	$17,134

(1)	Audit fees consist of fees for professional services performed by MNP LLP for the audit and review of our quarterly financial statements.
(2)	Audit related fees consist of fees for preparation and filing of the carve-out financial statements related to the proxy statement filed.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Description
3.1	Articles of BriaCell Therapeutics Corp, dated July 26, 2006

3.2	Articles of BriaCell Therapeutics Corp, dated October 22, 2019

3.3	Notice of Articles, dated November 25, 2014

3.4	Notice of Articles, dated August 22, 2019

3.5	Alteration to Articles of BriaCell Therapeutics Corp., dated February 13, 2023

3.6	Notice of Articles filed August 31, 2023

3.7	Notice of Articles filed August 31, 2023

4.1	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Stock Option Plan, dated November 25, 2014

10.2	Service Agreement with UC Davis, dated June 11, 2015

10.3	Clinical Study Agreement with Cancer Insight, LLC, dated May 2, 2016

10.4	Amendment #1 to Service Agreement with UC Davis, dated June 12, 2016

10.5	Licensing Agreement between Faller & Williams Technology LLC and Sapientia Pharmaceuticals, Inc., dated March 16, 2017

10.6	Master Services Agreement with KBI Biopharma, Inc., dated March 17, 2017

10.7	Clinical Study Agreement with Cancer Insight, LLC, dated September 29, 2017

10.8	Amendment #2 to Service Agreement with UC Davis, dated August 27, 2018

10.9	First Supplement to Clinical Study Agreement with Cancer Insight, LLC, dated October 18, 2018

10.10	Amendment #1 to Services Agreement with Colorado State University, dated April 2, 2019

10.11	Stem Cell Program Services Agreement with UC Davis, May 3, 2019

10.12	HLA Typing Services Agreement with Histogenetics, dated October 3, 2019

10.13	Procurement Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019

10.14	Clinical Supply Services Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019

10.15	Quality Agreement with Catalent Pharma Solutions, LLC, dated June 25, 2019

10.16	Master Services Agreement, dated February 27, 2020

10.17	Cooperative Research and Development Agreement, dated October 28, 2020

10.18	Form of Securities Purchase Agreement (June 2021)

10.19	Form of Placement Agency Agreement (June 2021)

10.20	Form of Registration Rights Agreement (June 2021)

10.21	Form of Underwriting Agreement dated February 22, 2021

10.22+	Compensation Agreement with Dr. William V. Williams, dated August 31, 2021

10.23	Compensation Agreement with Dr. William V. Williams, dated June 21, 2022

10.24+	Employment Agreement with Giuseppe Del Priore, dated February 14, 2022

10.25+	Employment Agreement with Gadi Levin, dated March 2, 2022

10.26+	Employment Agreement with Miguel Lopez-Lago, dated May 26, 2022

10.27	Exclusive License Agreement

10.28	Omnibus Equity Incentive Plan (incorporated by reference from Schedule I to the Proxy Statement for BriaCell Therapeutics Corp. 2023 Annual and Special Meeting of Shareholders, filed with the SEC on January 17, 2023).

10.29	Master Service and Technology Agreement dated May 9, 2023

10.30	Stock Purchase Agreement dated May 12, 2023

10.31	Arrangement Agreement dated May 24, 2023

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

/s/ William V. Williams
October 25, 2023	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William V. Williams	Chief Executive Officer, President and Director	October 25, 2023
William V. Williams	(Principal Executive Officer)

/s/ Gadi Levin	Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	October 25, 2023
Gadi Levin

/s/ Jamieson Bondarenko	Chairman of the Board of Directors	October 25, 2023
Jamieson Bondarenko

/s/ Vaughn C. Embro-Pantalony	Director	October 25, 2023
Vaughn C. Embro-Pantalony

/s/ Marc Lustig	Director	October 25, 2023
Marc Lustig

/s/ Martin E. Schmieg	Director	October 25, 2023
Martin E. Schmieg

/s/ Rebecca Taub	Director	October 25, 2023
Rebecca Taub

/s/ Jane A. Gross	Director	October 25, 2023
Jane A. Gross

Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

Expressed in United States Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BriaCell Therapeutics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BriaCell Therapeutics Corp. (the Company) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Canada

October 25, 2023

BriaCell Therapeutics Corp

Consolidated Balance Sheets

As at July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data)

	July 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,251,092	$41,041,652
Amounts receivable	18,873	24,103
Prepaid expenses	5,678,542	1,280,945
Total current assets	26,948,507	42,346,700

NON-CURRENT ASSETS:
Investments	2	2
Intangible assets, net	215,068	230,339
Total non-current assets	215,070	230,341

Total assets	$27,163,577	$42,577,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,123,739	$463,280
Accrued expenses and other payables	677,718	477,807
Total current liabilities	1,801,457	941,087

NON-CURRENT LIABILITIES:
Warrant liability	29,139,301	31,307,022
Total non-current liabilities	$29,139,301	$31,307,022

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Share Capital of no par value – Authorized: unlimited at July 31, 2023 and 2022; Issued and outstanding: 15,981,726 and 15,518,018 shares at July 31, 2023 and 2022, respectively	69,591,784	65,589,293
Share-based payment reserved	7,421,950	5,228,160
Warrant reserve	-	-
Accumulated other comprehensive loss	(138,684)	(138,684)
Accumulated deficit	(80,652,231)	(60,349,837)
Total shareholders’ equity (deficit)	(3,777,181)	10,328,932

Total liabilities and shareholders’ equity (deficit)	$27,163,577	$42,577,041

These consolidated financial statements were approved and authorized for issue on behalf of the Board of Directors on October 25, 2023 by:

On behalf of the Board:

“Jamieson Bondarenko”	“William Williams”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data)

	Year ended July 31,
	2023	2022

Research and development expenses	$15,336,638	$8,021,489
General and administrative expenses	7,935,626	7,267,452

Total operating loss	(23,272,264)	(15,288,941)

Financial income (expenses), net	2,969,870	(11,549,962)

Loss and comprehensive loss	$(20,302,394)	$(26,838,903)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.30)	$(1.73)
Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	15,619,676	15,494,091

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars , except share and per share data)

	Share capital		ADDITIONAL PAID IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL SHAREHOLDERS’ EQUITY
	Number	Amount	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance, July 31, 2021	15,269,583	$54,774,172	$2,178,130	$(138,684)	$(29,141,897)	$27,671,721
Exercise of Broker Warrants	219,453	2,730,754	-	-	-	2,730,754
Exercise of Private Placement Warrants	997,200	12,162,001	-	-	-	12,162,001
Exercise of Public Offering Warrants	63,454	683,905	-	-	-	683,905
Shares Issuance Costs	-	(57,116)	-	-	-	(57,116)
Issuance of Options	-	-	3,074,584	-	-	3,074,584
Shares Repurchased and canceled	(1,031,672)	(4,704,423)	-	-	(4,393,591)	(9,098,014)
Expiration of options	-	-	(24,554)	-	24,554	-
Loss for the year	-	-	-	-	(26,838,903)	(26,838,903)
Balance, July 31, 2022	15,518,018	65,589,293	5,228,160	(138,684)	(60,349,837)	10,328,932
Issuance of Options	-	-	2,193,790	-	-	2,193,790
Exercise of warrants	300	2,491	-	-	-	2,491
Issuance of shares	463,408	4,000,000	-	-	-	4,000,000
Loss for the year	-	-	-	-	(20,302,394)	(20,302,394)
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	$(3,777,181)

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2023 and 2021

(Expressed in US Dollars, except share and per share data)

	Year ended July 31,
	2023	2022
Cash flow from operating activities:
Loss	$(20,302,394)	$(26,838,903)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	15,271	15,272
Share-based compensation	2,193,790	3,074,584
Interest expense	-	979
Gain from government grant	-	(3,388)
Change in fair value of warrants	(2,119,530)	11,658,372
Changes in assets and liabilities:
Decrease (increase) in amounts receivable	5,230	(11,530)
Increase in prepaid expenses	(4,397,597)	(764,054)
Increase in accounts payable	660,459	249,164
Increase in accrued expenses and other payables	199,911	135,128
Net cash used in operating activities	(23,744,860)	(12,484,376)

Cash flow from financing activities:
Proceeds from exercise of warrants	1,594	6,509,768
Share and warrant buyback program	(47,294)	(10,171,732)
Repayment government grant	-	(23,577)
Proceeds from issuance of shares	4,000,000	-
Share issuance costs	-	(57,116)
Net cash provided by (used in) financing activities	3,954,300	(3,742,657)

Decrease in cash and cash equivalents	(19,790,560)	(16,227,033)
Cash and cash equivalents at beginning of year	41,041,652	57,268,685
Cash and cash equivalents at end of year	$21,251,092	$41,041,652

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT” and the Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX” and “BCTXW”.

b.	BriaCell Therapeutics Corporation. (the “Company”), is an immuno-oncology biotechnology company. The Company is currently advancing its Bria-IMT targeted immunotherapy program against end-stage breast cancer to Phase 3 study which has been approved by the FDA and is expected to start before end of 2023. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

c.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of July 31, 2023 was $80,652,231(July 31, 2022 - $60,349,837) and negative cash flows from operating activities during the year ended July 31, 2023 was $23,744,860 (July 31, 2022 - $12,484,376). The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the consolidated financial statements.

d.

The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware. (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, was incorporated under the Business Corporations Act (British Columbia). As of July 31, 2023, BriaPro was a wholly-owned. See also note 15a. (Sapientia and BTC and BriaPro together, the “Subsidiaries”)

The Company has one operating segment and reporting unit.

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

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  b. Use of estimates, assumptions and judgements:

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

Going Concern

Preparation of the consolidated financial statement on a going concern basis, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due.

Warrants and options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options at the grant date, and the warrant liability at the grant date and each reporting period date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants.

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

Intangible assets

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

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  e. Cash and cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired, and investments with maturities of longer than three months where the investment can be liquidated before the maturity date without a significant penalty.

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

Intangible assets with finite useful lives are amortized over their useful lives and whenever there is an indication that the asset may be impaired. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these group of assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the group of assets is expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

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

The details of intangible assets are as follows:

Patents
Useful life	20 years
Amortization method	Straight-line
In-house development or purchase	Purchase

For the years ended July 31, 2023 and 2022, no indicators of impairment have been identified.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  h. Research and Development expenses:

Research and development expenses are recognized in the consolidated statements of operations and comprehensive loss when incurred. Research and development expenses consist of intellectual property, development and production expenditures.

  i. Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents, trade payable and accrued expenses and other payables approximate their fair value due to the short-term maturity of such instruments.

The carrying amount of warrant liabilities is recorded at the fair value at each reporting period.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  j. Leases:

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

  k. Share-based compensation:

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

The Company has selected the Black-Scholes option-pricing model as the most appropriate fair value method for its option awards. The Company recognizes forfeitures of equity-based awards as they occur. Restricted share units use the share price on the grant date to determine the fair value of the restricted share unit award.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  l. Income Taxes:

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

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of July 31, 2023, and 2022 no liability for unrecognized tax benefits was recorded as a result of ASC 740.

  m. Basic and diluted net loss per Share:

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

  n. Recently issued and adopted accounting standards:

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

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: PREPAID EXPENSES

Prepaid expenses as of July 31, 2023 includes an amount of $4,701,679 in respect of a Master Service and Technology Agreement (the “MST Agreement”) signed with Prevail InfoWorks, Inc. (“InfoWorks”) pursuant to which InfoWorks will provide clinical services and technologies for the Company’s upcoming pivotal study in advanced metastatic breast cancer. The Company paid InfoWorks an upfront fee of $5,379,945 upon signing of the MST Agreement. These fees will be amortized over the period of the clinical trial.

NOTE 4: INTANGIBLE ASSETS. NET

Acquired intangible assets with finite lives consisted of the following as of July 31, 2023 and 2022:

	July 31,
	2023	2022

Patents	$305,130	$305,130
Gross intangible assets	305,130	305,130
Less – accumulated amortization	(90,062)	(74,791)
Intangible assets, net	$215,068	$230,339

The attributable intellectual property relates to Sapientia’s various patents, which the Company is amortizing over 20 years, consistent with its accounting policy.

Amortization expenses for the years ended July 31, 2023 and 2022, were $15,271 and $15,271, respectively.

The estimated future amortization expense of intangible assets as of July 31, 2023 is as follows:

2024	$15,271
2025	15,271
2026	15,271
2027	15,271
2028 and thereafter	153,984
$215,068

See also note 14a regarding the transfer of the intangible asset.

NOTE 5: ACCRUED EXPENSES AND OTHER PAYABLES

	July 31,
	2023	2022

Clinical activities	$20,000	69,720
Professional services	657,718	408,087
	$677,718	$477,807

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

Legal proceedings:

On May 24, 2023, the Company reached a settlement agreement with an investor who made certain claims against the Company and was seeking monetary and injunctive relief, and against which the Company had filed counterclaims. Pursuant to the settlement agreement, the Company paid $230,000 for the full and final settlement of all of the investor’s claims, in full and final settlement of any and all existing claims that the Company and investor had or may have had against each other. This amount has been included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

b.	Lease

The Company is currently on a month-to-month lease arrangement for office and lab space in Philadelphia, PA, in the amount of approximately $16,500 per month. Commencing September 1, 2023 a new lease will commence, replacing the current month-to-month agreement with a 12-month commitment (ending August 31, 2024) of approximately $36,000 per month.

NOTE 7: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of July 31, 2023 and 2022:

	Fair Value Measurements at
	July 31, 2023			July 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	$21,251,092	-	21,251,092	41,041,652	-	41,041,652

Total assets measured at fair value	$21,251,092	-	21,251,092	41,041,652	-	41,041,652

Financial liabilities:
Warrants liability	9,742,023	19,397,278	29,139,301	11,151,608	20,155,414	31,307,022
Total liabilities measured at fair value	$9,742,023	19,397,278	29,139,301	$11,151,608	$20,155,414	$31,307,022

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

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 8: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value (“Share”).

b. Issued share capital

(i)	The Company issued the following shares during the year ended July 31, 2022:

1.	During the year, 554,991 compensation warrants with a weighted average exercise price of $5.68 per warrant were exercised into 219,453 Shares by way of a cashless exercise.

2.	During the year, 63,454 warrants with an exercise price of $5.31 were exercised for gross proceeds of $337,099 and 997,200 warrants with an exercise price of $6.19 were exercised for gross proceeds of $6,172,669. In total, the Company issued 1,060,654 shares in respect of the exercise of these warrants.

(ii)	The Company issued the following shares during the year ended July 31, 2023:

1.	On April 14, 2023, 300 warrants with an exercise price of $5.31 were exercised for gross proceeds of $1,594. The Company issued 300 shares in respect of the exercise of these warrants.

2.	On May 12, 2023, the Company issued 463,408 Shares to Prevail Partners, LLC at a price per share of $8.63, resulting in aggregate gross proceeds of $4,000,000.

c. Share buyback program

On September 9, 2021 the Company approved a repurchase program whereby the Company may purchase through the facilities of the TSX or NASDAQ (i) up to 1,341,515 common shares (the “Common Shares”) and (ii) up to 411,962 publicly traded BCTXW warrants (the “Listed Warrants”) in total, representing 10% of the 13,415,154 Common Shares and 10% of the 4,119,622 Listed Warrants comprising the “public float” as of September 8, 2021, over the next 12 months (the “Buyback”). Independent Trading Group (ITG) Inc. will act as the Company’s advisor and dealer manager in respect of the Buyback. The Company received final regulatory approval on September 22, 2021. On September 27, 2022, the Company completed the share buyback program, repurchasing a total of 1,031,672 shares with a value of $9,098,014 (net of commissions), none of which were repurchased during the year ended July 31, 2023, and 259,059 publicly traded warrants for $1,121,011 (net of commissions) with a fair value of $1,130,808, of which 15,736 were repurchased and cancelled during the year ended July 31, 2023. All of the warrants and shares repurchased have been cancelled.

d. Share Purchase Warrants

A summary of changes in share purchase warrants for the years ending July 31, 2023 and 2022 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2021	9,464,152	$5.85
Expired	(22,489)	(28.08)
Exercised	(1,060,654)	(6.14)
Repurchased and cancelled	(243,323)	(5.31)
Balance, July 31, 2022	8,137,686	$5.76
Exercised	(300)	(5.31)
Repurchased and cancelled	(15,736)	(5.31)
Balance, July 31, 2023	8,121,650	$5.76

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

As of July 31, 2023, warrants outstanding were as follows:

Number of Warrants outstanding as of July 31, 2023	Exercise Price	Number of Warrants Exercisable as of July 31, 2023	Expiry Date
51,698	$4.11	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,650		8,121,650

e) Compensation Warrants

A summary of changes in compensation warrants for the years ended July 31, 2023 and 2022 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2021	601,643	5.68
Exercised	(554,991)	(5.68)

Balance, July 31, 2022 and 2023 (*)	46,652	$5.66

(*)	There was no movement in compensation warrants during the year ended July 31, 2023.

As of July 31, 2023, compensation warrants outstanding were as follows:

Number of Warrants as of July 31, 2023	Exercise Price	Exercisable As of July 31, 2023	Expiry Date
4,890	$4.11	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

f) Warrant liability continuity

(i)	The following table presents the summary of the changes in the fair value of the warrants recorded as a liability on the Balance Sheet (*):

Warrants liability
Balance as of July 31, 2021	$29,789,260

Warrant buyback program	(1,073,718)
Exercise of warrants	(9,066,892)
Change in fair value	11,658,372
Balance as of July 31, 2022	$31,307,022

Exercise of warrants	(897)
Warrant buyback program	(47,294)
Change in fair value (*)	(2,119,530)

Balance as of July 31, 2023	$29,139,301

(*)	Certain warrants were issued prior to August 1, 2022 in respect of public offerings and private placements that contain terms that require the warrants to be recorded as a liability at fair value under US GAAP. As a result, these warrants are valued at the end of each reporting period. For the year ended July 31, 2023, the Company recorded a gain on the revaluation of the total warrant liability of $2,119,530 in the consolidated statements of operations and comprehensive loss.

(ii)	The key inputs used in the valuation of the of the Public Offering Broker Warrants as of July 31, 2023 and at July 31, 2022 were as follows:

	February 26, 2021 (Issuance date)	April 12, 2021 (Issuance date)	July 31, 2023	July 31, 2022

Share price	$3.40	$3.92	$6.69	$6.50
Exercise price	$5.31	$5.31	$5.31-6.19	$5.31-6.19
Expected life (years)	5.00	5.00	2.58-3.35	3.58-4.35
Volatility	100%	100%	100%	100%
Dividend yield	0%	0%	0%	0%
Risk free rate	0.88%	0.97%	4.51%	2.68%

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHARE-BASED COMPENSATION

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

a. The following table summarizes the number of options granted under the Stock Option Plan for the year ended July 31, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2021	674,666	$4.38	2.91	$573,466
Granted (i)	818,300	7.81	3.44
Forfeited	(999)	30.04
Expired	(1,667)	46.80
Balance as of July 31, 2022	1,490,300	$6.20	4.09	$447,090
Granted (ii)	641,100	6.16	4.63
Balance as of July 31, 2023	2,131,400	6.19	3.55	1,065,700

Exercisable as of July 31, 2023	1,585,655	$6.18	3.19	$808,684

(i)	The vesting periods of the 818,300 options granted to directors and employees during the year ended July 31, 2022 are as follows:

1.	110,000 of the options granted vested immediately.
2.	482,300 of the options granted vest quarterly over the year from grant date.
3.	226,000 of the options granted vest quarterly over the two years from grant date.

(ii)	The 641,100 options granted to directors and employees during the year ended July 31, 2023 vest quarterly over the two years from grant date.

(iii)	The weighted-average grant date per-share fair value of stock options granted during 2023 and 2022 was $4.72 and $5.76, respectively. As of July 31, 2023, there are $2,590,646 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.75 years.

b. The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans for the years 2023 and 2022:

	Year ended July 31,
	2023	2022

Dividend yield	0%	0%
Expected volatility of the share prices	100%	100%
Risk-free interest rate	3.99-4.23%	0.8%-2.83%
Expected term (in years)	5	5

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHARE-BASED COMPENSATION (Cont.)

c. The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of July 31, 2023

Exercise price	Options outstanding as of July 31, 2023	Weighted average remaining contractual term (years)	Options exercisable as of July 31, 2023	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	4.89	55,000	4.89	June 20, 2028
$7.16	21,000	4.58	5,250	4.58	February 27, 2028
$6.36	180,100	4.01	90,050	4.01	August 02, 2027
$4.71	31,000	3.81	19,375	3.81	May 20, 2027
$7.51	150,000	3.54	112,500	3.54	February 16, 2027
$8.47	524,700	3.45	519,400	3.45	January 13, 2027
$7.53	12,600	3.25	12,080	3.25	November 01, 2026
$5.74	100,000	3.09	100,000	3.09	September 01, 2026
$4.24	60,000	2.72	60,000	2.72	April 19, 2026
$4.24	612,000	2.66	612,000	2.66	March 29, 2026
	2,131,400		1,585,655

d. Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for year ended July 31, 2023:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2021 and 2022	-	$-
Granted (i)	19,200	123,072
Balance, July 31, 2023	19,200	$128,448

(i)	On August 2, 2022, the Company issued 19,200 RSU’s to the CEO. The RSU’s vested immediately and have an aggregate intrinsic value of $123,072.

d. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended July 31, 2023 and 2022 is comprised as follows:

	Year ended July 31,
	2023	2022

Research and development expenses	$1,072,592	$435,563
General and administrative expenses	1,121,198	2,639,021
Total share-based compensation	$2,193,790	$3,074,584

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: TAXES ON INCOME

a. Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax for the years ended July 31 were as follows:

b. The Company recorded loss before taxes on income as follows:

	Year ended July 31,
	2023	2022

Domestic	$(2,469,999)	$(16,555,241)
Foreign	(17,832,395)	(10,283,662)
	$(20,302,394)	$(26,838,903)

c. The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2022 - 27%) to the effective tax rate is as follows:

	Year ended July 31,
	2023	2022

Net loss before recovery of income taxes	$(20,302,394)	$(26,838,903)
Expected income tax (recovery) expense	(5,481,650)	(7,246,504)
Tax rate changes and effect of taxes of subsidiaries at foreign rates	1,068,270	1,591,220
Share-based compensation and other non-deductible expenses	622,220	828,930
Foreign exchange loss	-	7,810
Share issuance cost booked directly to equity	-	(15,420)
Valuation allowance	3,791,160	4,833,964
Income tax (recovery)	$-	$-

d. The Company had no income tax expense for the years ended July 31, 2023, and 2022, due to its history of operating losses and valuation allowances.

e. Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2023	2022
Deferred Tax Assets:
Property, plant and equipment	$730	730
Marketable Securities	11,760	11,760
Warrant liability	3,776,710	4,330,580
Share issuance costs	734,300	1,105,220
Operating tax losses carried forward	3,842,320	2,714,150
Operating tax losses carried forward- USA	4,913,950	4,015,960
Research and Development	2,685,825	-
Total deferred tax assets	15,965,594	12,178,400
Valuation allowance	(15,920,430)	(12,130,030)
Net deferred tax assets	$45,160	$48,370

Deferred Tax Liability:
Intellectual Property	$(45,160)	$(48,370)
Convertible Debentures		-)
Total net deferred tax liabilities	(45,160)	(48,370)
Valuation allowance	-	-
Net deferred tax assets (liabilities)	$-	$-

f. The Company has net deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards and resource properties. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the year ended July 31, 2023, was $2,790,400.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: TAXES ON INCOME (Cont.)

At July 31, 2023, the Company had US federal NOL carryforwards of approximately $23,340,000. The federal net operating losses have expiry periods ranging between 2033 and indefinitely. The Company also has Canadian net operating loss carryovers of approximately $14,231,000 as of July 31, 2023. The Canadian net operating losses have expiry periods ranging between 2035 and 2043.

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

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended July 31, 2023, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of July 31, 2023, and 2022, and has not recognized interest or penalties in the consolidated statements of operations for the years ended July 31, 2023, and 2022.

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

a. The following related party salaries and directors’ fees are included in the consolidated statements of operations and comprehensive loss:

	Year ended July 31,
	2023	2022
Directors (*)	$517,398	$476,117
Officers (**)	1,881,171	1,404,363
	$2,398,569	$1,880,480

(*)	Excluding the CEO who is a director

(**)	Includes the CEO who is also a director

b. The following related party balances are included in the consolidated balance sheets:

	July 31,
	2023	2022
Directors (*)	$7,500	$20,519
Officers (**)	33,253	55,039
	$40,753	$75,558

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2023 and 2022

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 12: FINANCIAL EXPENSE, NET

	Year ended July 31,
	2023	2022
Interest income	$891,213	$136,731
Interest expense	-	(979)
Change in fair value of warrant liability	2,119,530	(11,658,372)
Gain on government grant	-	3,388
Foreign exchange loss	(40,873)	(30,730)
Financial income (expenses), net	$2,969,870	$(11,549,962)

NOTE 13: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in the year ended July 31, 2023 and 2022; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

	Year ended July 31,
	2023	2022

Numerator:

Net loss available to shareholders of ordinary shares	(20,302,394)	(26,838,903)

Denominator:

Shares used in computing net loss per ordinary shares, basic and diluted	15,619,676	15,494,091

NOTE 14: LONG-LIVED ASSETS BY GEOGRAPHIC LOCATION

	July 31,
	2023	2022
United States	$215,068	$230,339
Total long-lived assets*	$215,068	$230,339

(*)	Long-lived assets are comprised of property and equipment, net, investments and intangible assets, net.

NOTE 15: SUBSEQUENT EVENTS

a.	On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”) pursuant to which certain pipeline assets of the Company, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), resulting in a 2/3rd owned subsidiary of the Company with the remaining 1/3rd held by BriaCell shareholders (“BriaCell Shareholders”).

Pursuant to the terms of the Arrangement, BriaPro has acquired the entire right and interest in and to the BriaPro Assets in consideration for the issuance by BriaPro to the Company of BriaPro common shares. Under the terms of the Arrangement, for each BriaCell share held immediately prior to closing, BriaCell Shareholders receive one (1) common share of BriaPro, and one (1) new common share of BriaCell (retiring their old share) having the same terms and characteristics as the existing BriaCell common shares. The Company will remain listed on the NASDAQ Stock Market and Toronto Stock Exchange, and BriaPro is an unlisted reporting issuer in Canada.

Immediately following the closing of the Arrangement, the Company controls 2/3rd of the BriaPro common shares representing approximately 66.6% of the issued and outstanding common shares of BriaPro.

As a result of the Arrangement, there are approximately 47,945,178 BriaPro common shares issued and outstanding. The Company now beneficially owns or controls approximately 31,963,452 BriaPro common shares, representing 2/3rd of the issued and outstanding BriaPro common shares.

Pursuant to the Arrangement, each BriaCell warrant shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share and one BriaPro Share for the original exercise price.

Upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the BriaCell Warrant multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date.

Transition Services Agreement

On August 31, 2023, the Company and BriaPro executed a transition services agreement (the “Agreement”), pursuant to which BriaCell will provide certain research and development and head office services (the “Services”) to BriaPro for a fixed monthly fee of $20,000.

Briacell and BriaPro acknowledged the transitional nature of the Services and accordingly, as promptly as practicable, BriaPro agreed to use commercially reasonable efforts to transition each Service to its own internal organization or to obtain alternate third party providers to provide the Services.

