Form 10-Q
period 2023-10-31
BriaCell Therapeutics Corp.
filed 2023-12-14
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 14, 2023, 15,981,726 shares of the registrant’s common shares, no par value per share, were issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

Table of Contents

		Page
Part I. Financial Information		3

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of October 31, 2023 (unaudited) and July 31, 2023 (audited)	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended Condensed Consolidated Balance Sheets as of October 31, 2023	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended October 31, 2023	5
	Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2023	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	19

Part II. Other Information		19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part III. Signatures		21

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,645,847	$21,251,092
Amounts receivable	21,410	18,873
Prepaid expenses	4,740,726	5,678,542
Total current assets	18,407,983	26,948,507

NON-CURRENT ASSETS:
Investments	2	2
Intangible assets, net	211,250	215,068
Total non-current assets	211,252	215,070

Total assets	$18,619,235	$27,163,577

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$433,915	$1,123,739
Accrued expenses and other payables	612,590	677,718
Total current liabilities	1,046,505	1,801,457

NON-CURRENT LIABILITIES:
Warrant liability	15,056,430	29,139,301
Total non-current liabilities	15,056,430	29,139,301

SHAREHOLDERS’ EQUITY (DEFICIT):
Share capital of no par value - Authorized: unlimited at October 31, 2023 and July 31, 2023, Issued and outstanding: 15,981,726 shares October 31, 2023 and July 31, 2023, respectively	69,591,784	69,591,784
Additional paid in capital	7,918,999	7,421,950
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(205,111)	-
Accumulated deficit	(74,650,688)	(80,652,231)
Total shareholders’ equity (deficit)	2,516,300	(3,777,181)

Total liabilities and shareholders’ equity (deficit)	$18,619,235	$27,163,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended October 31,
	2023	2022
Operating Expenses:
Research and development expenses	$6,857,257	$3,255,215
General and administrative expenses	1,645,771	2,147,936
Total operating expenses	8,503,028	5,403,151

Operating loss	(8,503,028)	(5,403,151)
Financial income, net	14,461,900	4,296,610
Net income (loss) for the period	5,958,872	(1,106,541)
Net loss attributable to non-controlling interest	(42,671)	-
Net income (loss) for the period attributable to BriaCell	6,001,543	(1,106,541)
Net income (loss) per share attributable to BriaCell – basic	$0.38	$(0.07)
Net income (loss) per share attributable to BriaCell – diluted	(0.50)	(0.07)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,018
Weighted average number of shares used in computing net diluted earnings per share of common stock	16,674,891	15,518,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	equity
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932

Issuance of options	-	-	1,111,941	-	-	1,111,941
Loss for the period	-	-	-	-	(1,106,541)	(1,106,541)
Balance, October 31, 2022	15,518,018	$65,589,293	$6,340,101	$(138,684)	$(61,456,378)	$10,334,332

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’equity
	Number	Amount	capital	loss	Equity	interest	(deficit)
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	533,816	-	-	-	533,816
Income (loss) for the period	-	-	-	-	6,001,543	(42,671)	5,958,872
Balance, October 31, 2023	15,981,726	$69,591,784	$7,918,999	$(138,684)	$(74,650,688)	(205,111)	$2,516,300

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended October 31,
	2023	2022
Cash flow from operating activities
Net income (loss) for the period	$5,958,872	$(1,106,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,818	3,818
Share-based compensation	533,816	1,111,941
Interest expense	-	-
Change in fair value of warrants	(14,282,078)	(4,117,790)
Changes in assets and liabilities:
Increase in amounts receivable	(2,537)	(5,595)
Decrease in prepaid expenses	937,816	538,822
(Decrease) increase in accounts payable	(689,824)	328,468
Decrease in accrued expenses and other payables	(65,128)	(295,505)
Total cash flow from operating activities	(7,605,245)	(3,542,382)

Cash flows from financing activities
Share and warrant buyback program	-	(47,294)
Total cash flow from financing activities	-	(47,294)

Decrease in cash and cash equivalents	(7,605,245)	(3,589,676)
Cash and cash equivalents at beginning of the period	21,251,092	41,041,652
Cash and cash equivalents at end of the period	$13,645,847	$37,451,976

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended July 31, 2023, filed with the SEC on October 25, 2023. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of October 31, 2023 was $74,650,688 and negative cash flows from operating activities during the three-month period ended October 31, 2023 was $7,605,245. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

e.	The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware. (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, was incorporated under the Business Corporations Act (British Columbia). As of July 31, 2023, BriaPro was a wholly-owned subsidiary.

f.

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

As a result of the Arrangement, there are 47,945,178 BriaPro common shares issued and outstanding. The Company now beneficially owns or controls approximately 31,963,452 BriaPro common shares, representing 2/3rd of the issued and outstanding BriaPro common shares.

Pursuant to the Arrangement, each BriaCell warrant shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share and one BriaPro Share for the original exercise price.

Upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the BriaCell Warrant multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”).

Pursuant to the Arrangement, all Briacell option holders received the same amount of BriaPro options (“BriaPro Option”) and under the BriaPro incentive plan. The exercise price of the BriaCell options was apportioned between the BriaCell options and the BriaPro options, as follows:

Each one (1) BriaPro Option to acquire one (1) Share shall have an exercise price equal to the product obtained by multiplying the original exercise price of the BriaCell Option by the quotient obtained by dividing (A) the fair market value of a BriaPro Share at the Effective Date by (B) the aggregate fair market value of a BriaCell Share and a BriaPro Share at the Effective Date.

Pursuant to the Arrangement, all BriaCell RSU holders received the same amount of BriaPro RSU’s under the BriaPro incentive plan.

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

In accordance with US GAAP’s Accounting Standards Codification 505 “Equity”, the Arrangement was determined to be a spinoff of nonmonetary assets which did not constitute a business. However, since the assets were transferred to an entity under the Company’s control, the assets is being recorded on the Company’s basis (carry value) and not at fair market value.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants As detailed in note 1(f), upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount of up to $241,164.

b.	Lease

The Company was on a month-to-month lease arrangement for office and lab space in Philadelphia, PA, in the amount of approximately $16,500 per month. Commencing September 1, 2023 a new lease will commence, replacing the current month-to-month agreement with a 12-month commitment (ending August 31, 2024) of approximately $36,000 per month.

NOTE 4: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of October 31, 2023 and July 31, 2023:

	Fair Value Measurements at
	October 31, 2023			July 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	13,645,847	-	13,645,847	21,251,092	-	21,251,092

Total assets measured at fair value	$13,645,847	$-	$13,645,847	$21,251,092	$-	$21,251,092

Financial liabilities:
Warrants liability	4,394,042	10,662,388	15,056,430	9,742,023	19,397,278	29,139,301

Total liabilities measured at fair value	$4,394,042	$10,662,388	$15,056,430	$9,742,023	$19,397,278	$29,139,301

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

b. Issued share capital

No shares were issued during the three-month period ended October 31, 2023.

c. Share Purchase Warrants

(i)	There were no changes in share purchase warrants for the three-month period ended October 31, 2023 as presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2023 and October 31, 2023	8,121,650	$5.76

(ii)	As of October 31, 2023, warrants outstanding were as follows:

Number of Warrants	Exercise Price(*)	Exercisable At October 31, 2023	Expiry Date
51,698	$3.91	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,650		8,121,650

(*)	See note 3(a).

d. Compensation Warrants

(i)	There were no changes to compensation warrants for the three-month period ended October 31, 2023.

(ii)	As of October 31, 2023, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price(*)	Exercisable At October 31, 2023	Expiry Date
4,890	$3.91	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

(*)	See note 3(a).

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: SHAREHOLDERS’ EQUITY (Cont.)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2023	$29,139,301
Fair value of BriaPro Warrant Shares at Effective Date	199,207
Change in fair value during the period	$(14,282,078)

Balance as of October 31, 2023	$15,056,430

The key inputs used in the valuation of the non-public warrants as of October 31, 2023 and at July 31, 2023 were as follows:

	October 31, 2023	July 31, 2023

Share price	$4.25	$6.69
Exercise price	$5.31-6.19	$5.31-6.19
Expected life (years)	2.32-3.10	2.58-3.35
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	4.92%	4.51%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of October 31, 2023 were as follows:

	August 31, 2023 (Effective Date)	October 31, 2023

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	2.05-3.10
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	4.40%	4.50%

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

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for three-month period ended October 31, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2023	2,131,400	$6.19	3.55	$1,065,700

Balance as of October 31, 2023	2,131,400	6.16	3.30	-

Exercisable as of October 31, 2023	1,693,718	$6.17	3.02	$-

As of October 31, 2023, there are $2,056,830 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.50 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of October 31, 2023.

Exercise price	Options outstanding as of October 31, 2023	Weighted average remaining contractual term (years)	Options exercisable as of October 31, 2023	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	4.64	110,000	4.64	June 20, 2028
$7.16	21,000	4.33	7,875	4.33	February 27, 2028
$6.04	180,100	3.76	112,563	3.76	August 02, 2027
$4.71	31,000	3.56	23,250	3.56	May 20, 2027
$7.51	150,000	3.29	131,250	3.29	February 16, 2027
$8.47	524,700	3.20	524,700	3.20	January 13, 2027
$7.15	12,600	3.00	12,080	3.00	November 01, 2026
$5.74	100,000	2.84	100,000	2.84	September 01, 2026
$4.24	60,000	2.47	60,000	2.47	April 19, 2026
$4.24	612,000	2.41	612,000	2.41	March 29, 2026
	2,131,400		1,693,718

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of October 31, 2023:

Exercise Price	Options outstanding as of October 31, 2023	Options exercisable as of October 31, 2023	Expiry Date

$0.0933	440,000	110,000	June 20, 2028
$0.1108	21,000	7,875	February 27, 2028
$0.0984	180,100	112,563	August 02, 2027
$0.0729	31,000	23,250	May 20, 2027
$0.1162	150,000	131,250	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,080	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	1,693,718

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of October 31, 2023:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2023	19,200	$123,072
Balance, October 31, 2023	19,200	$81,600

f.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month period ended October 31, 2023 and 2022 is comprised as follows:

	Three months ended October 31,
	2023	2022

Research and development expenses	$257,809	350,256
General and administrative expenses	276,007	761,685
Total share-based compensation	$533,816	1,111,941

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The company reported a loss for the three-month period ending October 31, 2022, leading to the exclusion of potentially dilutive ordinary shares. Conversely, a gain was recorded for the three-month period ending October 31, 2023, resulting in the inclusion of all potentially dilutive ordinary shares.

	Three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
Basic EPS
Numerator:
Net income (loss)	$6,001,543	$(1,106,541)
Denominator:
Shares used in computation of basic earnings per share	15,981,726	15,518,018
Basic EPS	$0.38	$(0.07)
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic	$6,001,543	$(1,106,541)
Adjustment: Change in fair value of warrant liability	(14,282,078)	-
Net (loss) attributable to common stock, diluted	$(8,280,535)	$(1,106,541)
Denominator:
Shares used in computing net EPS of common stock, basic	15,981,726	15,518,018
Stock Options	211,434	-
Warrants	481,731	-
Shares used in computation of diluted earnings per share	16,674,891	15,518,018
Diluted EPS	$(0.50)	$(0.07)

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended October 31,
	2023	2022
Interest income	$190,815	$188,353
Change in fair value of warrant liability	14,282,078	4,117,790
Foreign exchange loss	(10,993)	(9,533)
Financial income, net	$14,461,900	$4,296,610

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through December 14, 2023, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2023 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2023.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Recent Developments

On August 31, 2023, the Company closed the previously announced plan of arrangement spinout transaction (the “Arrangement”) pursuant to which certain pipeline assets of the Company, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), resulting in a 2/3rd owned subsidiary of the Company with the remaining 1/3rd held by BriaCell shareholders (“BriaCell Shareholders”).

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

Computershare Investor Services Inc. (“Computershare”) will forward replacement certificates to each Company shareholder that is entitled to receive certificates, representing their allotted number of BriaPro common shares and BriaCell common shares in accordance with the Arrangement. Letters of transmittal have been mailed to registered holders of BriaCell common shares, which must be completed and returned to Computershare together with the share certificates of BriaCell common shares at the address specified in the letter of transmittal in order for Company shareholders to receive common shares of BriaPro and new common shares of BriaCell. A copy of the letter of transmittal is also available under the Company’s profile on SEDAR at www.sedar.com.

As noted above, immediately following the closing of the Arrangement, the Company controls 2/3rd of the BriaPro common shares representing approximately 66.6% of the issued and outstanding common shares of BriaPro.

As a result of the Arrangement, there are approximately 47,945,178 BriaPro common shares issued and outstanding. The Corporation now beneficially owns or controls approximately 31,963,452 BriaPro common shares, representing 2/3rd of the issued and outstanding BriaPro common shares.

1 “Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

Results of Operations for the Three Months Ended October 31, 2023, and 2022

	Three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$6,857,257	$3,255,215
General and administrative expenses	1,645,771	2,147,936
Total operating expenses	8,503,028	5,403,151

Operating loss	(8,503,028)	(5,403,151)
Financial income, net
Interest income	190,815	188,353
Change in fair value of warrant liability	14,282,078	(4,117,790)
Foreign exchange gain	(10,993)	(9,533)
Total financial income, net	14,461,900	4,296,610
Income (loss) for the period	5,958,872	(1,106,541)
Losses attributable to noncontrolling interest	(42,671)	-
Income (loss) for the period attributable to BriaCell	6,001,543	(1,106,541)
Net earnings (loss) per share attributable to BriaCell – basic	$0.38	$(0.07)
Net earnings (loss) per share attributable to BriaCell – diluted	(0.50)	(0.07)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,018
Weighted average number of shares used in computing net diluted earnings per share of common stock	16,674,891	15,518,018

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Three months ended October 31,
	2023	2022

Clinical trials	$3,627,290	$1,603,096
Pre-clinical projects	2,068,979	863,166
Chemical, Manufacturing and Control Costs (“CMC Costs”)	547,197	410,018
Other	613,791	378,935
	$6,857,257	$3,255,215

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase I/IIa clinical trial. Clinical trial expenses increased in 2023 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, Bria-PROS™, and pre-clinical work on our BriaPro Assets. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80).

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

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended October 31,
	2023	2022

Clinical trial sites and investigational drug costs	$5,397,438	$2,041,939
Wages and salaries	1,020,725	716,544
Laboratory Rent	88,480	48,000
Supplies	89,023	93,364
Professional fees	3,782	5,112
Share-based compensation	257,809	350,256
	$6,857,257	$3,255,215

For the three-month period ending October 31, 2023, research costs amounted to $6,857,257, a significant increase from the $3,255,215 incurred during the same period in 2022. This upturn was primarily fueled by the expansion of the Company’s Bria-IMT™ trial and heightened costs associated with clinical trials and investigational drugs, surging from $2,041,939 in 2022 to $5,397,438 in 2023. Concurrently, laboratory costs increased due to the recruitment of additional employees, growing from $48,000 to $88,480. Notably, non-cash share-based compensation expenses decreased from $350,256 in 2022 to $257,809 in 2023, mitigating some of the overall increase in research and development expenses.

General and Administrative Expenses

For the three-month period ending October 31, 2023, general and administrative expenses amounted to $1,645,771, showing a decrease from $2,147,936 in the same period of 2022. This reduction is mainly attributed to a decrease in non-cash share-based compensation expenses, which declined from $761,685 in 2022 to $276,007 in 2023.

Financial income (expenses), net

For the three-month period ending October 31, 2023, net financial income amounted to $14,461,900, a significant increase from the $4,296,610 recorded in the same period of 2022. This substantial difference is primarily attributed to the change in the value of the Company’s warrant liability, which is directly affected by the shortened life of the warrants and decrease in share price, resulting in a gain of $14,282,078 for the three-month period ended October 31, 2023, compared to a gain of $4,117,790 in the three-month period ended October 31, 2022.

Profit (loss) for the period

For the three-month period ended October 31, 2023, the Company reported a profit of $5,958,872 compared to a loss of $1,106,541 for the same period in 2022. The profit in 2023 primarily resulted from increased operational spending, offset by a large gain due to the decrease in fair value of the warrant liability. In contrast, the loss in the prior period was primarily due to a smaller change in the value of the Company’s warrant liability.

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

As of October 31, 2023, the Company has total assets of $18,619,235 (July 31, 2023 - $27,163,577) and a positive working capital balance of $17,361,478 (July 31, 2023 -$25,147,050).

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

Liquidity and Capital Resources

As of October 31, 2023, the Company has working capital of $17,361,478 (July 31, 2023 - $25,147,050) and an accumulated deficit of $74,560,688 (July 31, 2023 - $80,652,231).

As of October 31, 2023, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the period ended October 31, 2023, the Company’s overall position of cash and cash equivalents decreased by $7,605,245 from the period ended October 31, 2022 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended October 31, 2023, was $7,605,245 as compared to $3,542,382 for the period ended October 31, 2022.

Cash used in financing activities for the period ended October 31, 2023, was nil as compared to $47,294 for the period ended October 31, 2022.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended October 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents, investments, warrant liability, short term loans, trade payable, and accrued expenses and other payables. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of October 31, 2023, the Company has total assets of $18,619,235 (July 31, 2023 - $27,163,577) and a positive working capital balance of $17,361,478 (July 31, 2023 –$25,147,050).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of October 31, 2023, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

Fair Values

The carrying values of cash and cash equivalents, trade payable, warrant liability, short term loans, and accrued expenses and other payables approximate their fair values due to their short terms to maturity.

Cash and cash equivalents are valued using quoted market prices in active markets. The fair value of the warrant liability is determined based on nature of the warrant. For publicly traded warrants we use the quoted market price and for all other warrants we use the Black-Scholes pricing model.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of October 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended October 31, 2023.

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

BRIACELL THERAPEUTICS CORP.

December 14, 2023	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

December 14, 2023	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

