Form 10-Q
period 2024-01-31
BriaCell Therapeutics Corp.
filed 2024-03-18
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 18, 2024, there were 15,981,726 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL

INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	July 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,244,528	$21,251,092
Amounts receivable	30,145	18,873
Prepaid expenses	5,467,286	5,678,542
Total current assets	11,741,959	26,948,507

NON-CURRENT ASSETS:
Investments	2	2
Equity investment in BC Therapeutics	281,655	-
Intangible assets, net	207,431	215,068
Total non-current assets	489,088	215,070

Total assets	$12,231,047	$27,163,577

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,711,455	$1,123,739
Accrued expenses and other payables	212,870	677,718
Total current liabilities	3,924,325	1,801,457

NON-CURRENT LIABILITIES:
Warrant liability	16,624,177	29,139,301
Total non-current liabilities	16,624,177	29,139,301

SHAREHOLDERS’ DEFICIT:
Share Capital of no par value - Authorized: unlimited at January 31, 2024 and July 31, 2023, Issued and outstanding: 15,981,726 shares January 31, 2024 and July 31, 2023, respectively	69,591,784	69,591,784
Share-based payment reserve	8,419,154	7,421,950
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling Interest	(244,418)	-
Accumulated deficit	(85,945,291)	(80,652,231)
Total shareholders’ deficit	(8,317,455)	(3,777,181)

Total liabilities and shareholders’ deficit	$12,231,047	$27,163,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$8,257,455	$3,053,357	$15,114,712	$6,308,572
General and administrative expenses	1,571,991	1,432,966	3,217,762	3,580,902
Total operating expenses	9,829,446	4,486,323	18,332,474	9,889,474

Operating loss	(9,829,446)	(4,486,323)	(18,332,474)	(9,889,474)
Financial expenses, net	(1,486,119)	(7,395,439)	12,975,781	(3,098,829)
Share of loss on equity investment	(18,345)	-	(18,345)	-
Net loss for the period	$(11,333,910)	$(11,881,762)	$(5,375,038)	(12,988,303)
Net loss attributable to non-controlling interest	(39,307)	-	(81,978)	-
Net loss and Comprehensive loss for the period attributable to BriaCell	(11,294,603)	(11,881,762)	(5,293,060)	(12,988,303)
Net loss per share attributable to BriaCell – basic and diluted	$(0.71)	$(0.77)	$(0.33)	$(0.84)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,018	15,981,726	15,518,018
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,981,726	15,518,018	15,981,726	15,518,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	interest	(deficit)
Balance, October 31, 2023	15,981,726	$69,591,784	$7,918,999	$(138,684)	$(74,650,688)	$(205,111)	$2,516,300
Issuance of options	-	-	500,155	-	-	-	500,155
Loss for the period	-	-	-	-	(11,294,603)	(39,307)	(11,333,910)
Balance, January 31, 2024	15,981,726	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’
	Number	Amount	capital	loss	deficit	interest	deficit
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	1,033,971	-	-	-	1,033,971
Loss for the period	-	-	-	-	(5,293,060)	(81,978)	(5,375,038)
Balance, January 31, 2024	15,981,726	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, October 31, 2022	15,518,018	$65,589,293	$6,340,101	$(138,684)	$(61,456,378)	$10,334,332

Issuance of options	-	-	266,844	-	-	266,844
Loss for the period	-	-	-	-	(11,881,762)	(11,881,762)
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932
Issuance of options	-	-	1,378,785	-	-	1,378,785
Loss for the period	-	-	-	-	(12,988,303)	(12,988,303)
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Unaudited)

	Six months ended January 31,
	2024	2023
Cash flow from operating activities
Net loss	$(5,375,038)	$(12,988,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,637	7,635
Share-based compensation	1,033,971	1,378,785
Share of loss on equity investment	18,345	-
Change in fair value of warrants	(12,714,331)	3,511,712
Changes in assets and liabilities:
Increase in amounts receivable	(11,272)	15,175
Decrease in prepaid expenses	(88,744)	851,548
Increase in trade payable	2,587,716	119,171
Decrease in accrued expenses and other payables	(464,848)	(389,845)
Total cash flow from operating activities	(15,006,564)	(7,494,122)

Cash flows from investing activities
Equity Investment in BC Therapeutics (*)	-	-
Total cash flow from investing activities	-	-
Cash flows from financing activities
Share and warrant buyback program	-	(47,294)
Total cash flow from financing activities	-	(47,294)

Decrease in cash and cash equivalents	(15,006,564)	(7,541,416)
Cash and cash equivalents at beginning of the period	21,251,092	41,041,652
Cash and cash equivalents at end of the period	$6,244,528	$33,500,236

(*)	$125,000 of this amount was loaned to BC Therapeutics during the year ended July 31, 2023 and an additional $175,000 was loaned to BC Therapeutics between August 1, 2023 and December 20, 2023. The total amount ($300,000) was converted into an investment).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

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

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of January 31, 2024 was $85,945,291 and negative cash flows from operating activities during the six-month period ended January 31, 2024 was $15,006,564. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts significant doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN (Cont.)

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

Pursuant to the Arrangement, all BriaCell Restricted Shares Units (“RSU”) holders received the same amount of BriaPro RSU’s under the BriaPro incentive plan.

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

b. Equity method investments:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of loss and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of financial position.

c. Recently issued and adopted accounting standards:

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

1.

In March 2022, the FASB issued ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the accounting guidance on TDRs for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for any entities that have adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The adoption of this standard did not result in amended disclosures in the Company’s Condensed Consolidated Financial Statements, nor did this standard have a material impact the Company’s results of operations.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.

In July 2023, the FASB issued 2023-03 — Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update). The adoption of this standard did not result in amended disclosures in the Company’s Condensed Consolidated Financial Statements, nor did this standard have a material impact the Company’s results of operations.

NOTE 3: INVESTMENT IN BC THERAPEUTICS INC.

On December 21, 2021, the Company and BC Therapeutics, Inc. (“BC Therapeutics” or “the Investee”) entered a share purchase agreement (“SPA”), pursuant to which the Company invested $300,000 at $1.25 per BC Therapeutics share for a 37.5% interest in the Investee. Pursuant to the SPA, Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share. The first option expires on February 15, 2024 and the second option expires on June 30, 2024 (“BC Therapeutics Options”). In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: $4.902%, Volatility: 100%.

Subsequent to January 31, 2024, the Company exercised the first option on February 1, 2024 and now holds 51% of BC Therapeutics.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

Changes in the Company’s Investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023	$-
Funding (including the value of the BC Therapeutics Options)	300,000
Share of losses:
Operating expenses	(18,345)
Balance – January 1, 2024	$281,655

The following amounts represent the Company’s 37.5% share of the assets and liabilities of BC Therapeutics:

As of January 31, 2024
Current assets: Cash	$4,196
Net assets	$4,196

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

As detailed in note 1(f), upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount of up to $241,164.

b.	Lease

The Company is currently in a 12-month commitment (ending August 31, 2024) for office and lab space in Philadelphia, PA, costing the company approximately $36,000 per month.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of January 31, 2024, and July 31, 2023:

	Fair Value Measurements at
	January 31, 2024			July 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	6,244,528	-	6,244,528	21,251,092	-	21,251,092

Total assets measured at fair value	$6,244,528	$-	$6,244,528	$21,251,092	$-	$21,251,092

Financial liabilities:
Warrants liability	6,936,320	9,687,857	16,624,177	9,742,023	19,397,278	29,139,301

Total liabilities measured at fair value	$6,936,320	$9,687,857	$16,624,177	$9,742,023	$19,397,278	$29,139,301

The Company classifies its cash and cash equivalents and the liability in respect of publicly traded warrants within Level 1 because we use quoted market prices in active markets.

The fair value of the warrant liability for non-public warrants is measured using inputs other than quoted prices included in Level 1 that are observable for the liability either directly or indirectly, and thus are classified as Level 2 financial instruments.

NOTE 6: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value.

b. Issued share capital

No shares were issued during the six-month period ended January 31, 2024.

c. Share Purchase Warrants

(i)	There were no changes in share purchase warrants for the six-month period ended January 31, 2024 as presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2023 and January 31, 2024	8,121,650	$5.76

(ii)	As of January 31, 2024, warrants outstanding were as follows:

Number of Warrants	Exercise Price(*)	Exercisable At January 31, 2024	Expiry Date
51,698	$3.91	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,650		8,121,650

(*)	See note 4(a).

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

d. Compensation Warrants

(i)	There were no changes to compensation warrants for the six-month period ended January 31, 2024.

(ii)	As of January 31, 2024, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price(*)	Exercisable At January 31, 2024	Expiry Date
4,890	$3.91	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

(*)	See note 4(a).

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2023	$29,139,301
Fair value of BriaPro Warrant Shares at Effective Date	$199,207
Change in fair value during the period	$(12,714,331)

Balance as of January 31, 2024	$16,624,177

The key inputs used in the valuation of the non-public warrants as of January 31, 2024 and at July 31, 2023 were as follows:

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

	January 31, 2024	July 31, 2023

Share price	$4.12	$6.69
Exercise price	$5.31-6.19	$5.31-6.19
Expected life (years)	1.79-2.85	2.58-3.35
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	3.99-4.21%	4.51%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of January 31, 2024 were as follows:

	January 31, 2024	August 31, 2023 (Effective Date)

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	1.79-2.85	2.21-3.27
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	3.99-4.00%	4.40%

NOTE 7: SHARE-BASED COMPENSATION

a.

On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, RSU, and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for six-month period ended January 31, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2023	2,131,400	$6.19	3.55	$1,065,700

Balance as of January 31, 2024	2,131,400	6.18	3.05	-

Exercisable as of January 31, 2024	1,797,000	$6.19	2.83	$-

As of January 31, 2024 there are $1,556,676 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1.25 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of January 31, 2024.

Exercise price	Options outstanding as of January 31, 2024	Weighted average remaining contractual term (years)	Options exercisable as of January 31, 2024	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	4.39	165,000	4.39	June 20, 2028
$7.16	21,000	4.08	10,500	4.08	February 27, 2028
$6.04	180,100	3.51	135,075	3.51	August 02, 2027
$4.71	31,000	3.31	27,125	3.31	May 20, 2027
$7.51	150,000	3.04	150,000	3.04	February 16, 2027
$8.47	524,700	2.95	524,700	2.95	January 13, 2027
$7.15	12,600	2.75	12,600	2.75	November 01, 2026
$5.74	100,000	2.59	100,000	2.59	September 01, 2026
$4.24	60,000	2.22	60,000	2.22	April 19, 2026
$4.24	612,000	2.16	612,000	2.16	March 29, 2026
	2,131,400		1,797,000

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of January 31, 2024:

Exercise Price	Options outstanding as of January 31, 2024	Options exercisable as of January 31, 2024	Expiry Date

$0.0933	440,000	165,000	June 20, 2028
$0.1108	21,000	10,500	February 27, 2028
$0.0984	180,100	135,075	August 02, 2027
$0.0729	31,000	27,125	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	1,797,000

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of January 31, 2024:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2023	19,200	$123,072
Balance, January 31, 2024	19,200	$79,104

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six-month period ended January 31, 2024 and 2023 is comprised as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	$234,253	225,091	$492,062	575,347
General and administrative expenses	265,902	41,753	541,909	803,438
Total share-based compensation	$500,155	266,844	$1,033,971	1,378,785

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$81,595	240,595	$272,410	428,948
Change in fair value of warrant liability	(1,567,747)	(7,629,502)	12,714,331	(3,511,712)
Foreign exchange gain (loss)	33	(6,532)	(10,960)	(16,065)
Financial income (expenses), net	$(1,486,119)	$(7,395,439)	$12,975,781	$(3,098,829)

NOTE 9: SUBSEQUENT EVENT

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through March 18, 2024, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except as follows:

a.	As disclosed in note 3, subsequent to January 31, 2024, on February 1, 2024 the Company exercised an option to acquire an additional interest in BC Therapeutics and now owns 51%.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2023 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first half and second quarter of fiscal 2024 in comparison to the first half and second quarter of fiscal 2023.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Overview

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal1 Phase 3 study in advanced metastatic breast cancer. Bria-IMT™ is currently under Fast Track Designation by the U.S. FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in advanced metastatic breast cancer. BriaCell reported benchmark-beating patient survival and clinical benefit in advanced metastatic breast cancer with median overall survival of 13.4 months in BriaCell’s advanced metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab at the 2023 San Antonio Breast Cancer Symposium. A completed Bria-IMT™ Phase 1 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

1“Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

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

As noted above, immediately following the closing of the Arrangement, the Company controlled 2/3rd of the BriaPro common shares representing approximately 66.6% of the issued and outstanding common shares of BriaPro As a result of the Arrangement, there were approximately 47,945,178 BriaPro common shares issued and outstanding immediately following consummation of the Arrangement. The Corporation now beneficially owns or controls approximately 31,963,452 BriaPro common shares, representing 2/3rd of the issued and outstanding BriaPro common shares.

On October 3, 2023, BriaCell initiated its pivotal Phase 3 Study of Bria-IMT™ in advanced metastatic breast Cancer. The study will evaluate the efficacy and safety of the Bria-IMT™ combination regimen with an immune check point inhibitor (Retifanlimab) in patients who have failed at least two approved therapies for the disease. Bria-IMT™ is currently under Fast Track Designation by the U.S. FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in advanced metastatic breast cancer. FDA has agreed that improvement in overall survival in the Bria-IMT™ combination arm as compared to the physician’s choice of treatment arm will be the primary endpoint of the study. The study will enroll 177 patients in the Bria-IMT™ combination therapy arm and 177 patients in the treatment of physician’s choice arm. To gather additional information on the Bria-IMT™ regimen alone, 50 patients will be enrolled in this regimen and will be eligible for combination therapy following their initial post treatment evaluation. BriaCell expects frequent and responsive FDA communication under its Fast Track status during the pivotal Phase 3 study. The successful completion of the pivotal Phase 3 study would allow BriaCell to subsequently submit a Biologics License Application and accelerate the path to commercialization.

Results of Operations for the Three Months Ended January 31, 2024 and 2023

	Three months ended January 31,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$8,257,455	$3,053,357
General and administrative expenses	1,571,991	1,432,966
Total operating expenses	9,829,446	4,486,323

Operating loss	(9,829,446)	(4,486,323)
Financial expenses, net	(1,486,119)	(7,395,439)
Share of loss on equity investments	(18,345)	-
Net loss for the period	$(11,333,910)	$(11,881,762)
Net loss attributable to non-controlling interest	(39,307)	-
Net loss for the period attributable to BriaCell	(11,294,603)	(11,881,762)
Net loss per share attributable to BriaCell – basic and diluted	$(0.71)	$(0.77)

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Three months ended January 31,
	2024	2023

Clinical trials	$4,359,850	$1,438,231
Pre-clinical projects	2,992,990	745,236
Chemical, Manufacturing and Control Costs (“CMC Costs”)	420,112	331,590
Other	484,503	538,300
	$8,257,455	$3,053,357

Our clinical trial expenses include the extra costs for our immunotherapy program, Bria-IMT™, Phase I/IIa clinical trial. Clinical trial expenses increased in 2024 as patients stayed in the trial for a longer period of time (i.e. a longer than expected overall survival). Additionally, our costs increased significantly compared with the same period in 2023 for much higher set up costs for the pivotal Phase 3 study of Bria-IMT™ combination regimen with Retifanlimab in advanced breast cancer, and additional expenses in preparation for the upcoming clinical studies of Bria-OTS™.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2024 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80).

Other costs are ancillary expenses we incur such as costs to maintain our patents, investigation of early-stage projects, scientific advisory board expenses, contracts with vendors for pre-clinical work, and administration costs associated with all our research and development expenditure. Other costs increased in 2024 as we investigated additional potential pre-clinical projects.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended January 31,
	2024	2023

Clinical trial sites and investigational drug costs	$6,200,980	$1,288,577
Wages and salaries	1,401,679	1,282,441
Laboratory Rent	108,000	48,000
Supplies	312,543	207,061
Professional fees	-	2,187
Share-based compensation	234,253	225,091
	$8,257,455	$3,053,357

For the three-month period ended January 31, 2024, total research costs amounted to $8,257,455 as compared to $3,053,357 for the three-month period ended January 31, 2023. The rise in these costs is primarily attributed to the continued expansion of the Company’s clinical trials, specifically our Bria-IMT™ trial. Clinical trials and investigational drug costs increased from $1,288,577 in 2023 to $6,200,980 in 2024. Laboratory costs increase during 2024 as well, including the hiring of additional lab employees which increased from $1,282,441 in 2023 to $1,401,679 in 2024 and increased supplies from $207,061 in 2023 to $312,543 in 2024. Finally, the increase in share-based compensation (non-cash) expenses, from $225,091 in 2023 to $234,253 in 2024 also contributed to the increase in research and development expenses.

General and Administrative Expenses

For the three-month period ended January 31, 2024, general and administrative expenses amounted to $1,571,991 as compared to $1,432,966 for the three-month period ended January 31, 2023. The increase relates primarily to shareholder communication expenses and in share-based compensation (non-cash) expense, offset by a decrease in insurance expenses and professional fees.

Financial income (expenses), net

For the three-month period ended January 31, 2024, financial expense, net, amounted to $1,486,119 as compared to $7,395,439 for the three-month period ended January 31, 2023. The large difference is due to the change in value of the Company’s warrant liability which amounted to a loss of $1,567,746 in the three-month period ending January 31, 2024, and a loss of $7,629,502 in the three-month period ending January 31, 2023.

Loss for the period

The Company reported a loss for the three-month period ended January 31, 2024, of $11,294,603, as compared to a loss of $11,881,762 for the three-month period ended January 31, 2023. The loss in 2024 is due to a significant increase in operational spending. The loss in the prior period is primarily due to the large increase in fair value of the warrant liability.

Results of Operations for the Six Months Ended January 31, 2024 and 2023

	Six months ended January 31,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$15,114,712	$6,308,572
General and administrative expenses	3,217,762	3,580,902
Total operating expenses	18,332,474	9,889,474

Operating loss	(18,332,474)	(9,889,474)
Financial expenses, net	12,975,781	(3,098,829)
Share of loss on equity investments	(18,345)	-
Net loss for the period	$(5,375,038)	(12,988,303)
Net loss attributable to non-controlling interest	(81,978)	-
Net loss for the period attributable to BriaCell	(5,293,060)	(12,988,303)
Net loss per share attributable to BriaCell – basic and diluted	$(0.33)	$(0.84)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,018
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,981,726	15,518,018

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Six months ended January 31,
	2024	2023

Clinical trials	$7,987,140	$3,041,327
Pre-clinical projects	5,061,969	1,608,402
CMC Costs	967,309	741,608
Other	1,098,294	917,235
	$15,114,712	$6,308,572

Our clinical trial expenses include the extra costs for our immunotherapy program, Bria-IMT™, Phase I/IIa clinical trial. Clinical trial expenses increased in 2024 as patients stayed in the trial for a longer period of time (i.e. longer than expected overall survival). Additionally, our costs increased significantly compared with those in the same period in 2023 for much higher set up costs for the pivotal Phase 3 study of Bria-IMT™ combination regimen with Retifanlimab in advanced breast cancer, and additional expenses in preparation for the upcoming clinical studies of Bria-OTS™.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2023 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80).

CMC Costs include the manufacturing of Bria-IMT™ and Bria-OTS™. CMC Costs increased in 2024 to support the pivotal Phase 3 study, and the upcoming clinical studies of Bria-OTS™.

Other costs are ancillary expenses we incur such as costs to maintain our patents, investigation of early-stage projects, scientific advisory board expenses, contracts with vendors for pre-clinical work, and administration costs associated with all our research and development expenditure. Other costs increased in 2024 as we investigated additional potential pre-clinical projects.

The following is a breakdown of our research and development costs by nature of expenses:

	Six months ended January 31,
	2024	2023

Clinical trial sites and Investigational drug costs	$11,598,418	$3,330,516
Wages and salaries	2,422,404	1,998,985
Laboratory Rent	196,480	96,000
Supplies	401,566	300,425
Professional fees	3,782	7,299
Share-based compensation	492,062	575,347
	$15,114,712	$6,308,572

For the six-month period ending January 31, 2024, research costs amounted to $15,114,712, a significant increase from the $6,308,572 incurred during the same period in 2023. This upturn was primarily fuelled by the expansion of the Company’s Phase 2 trial, and initiation of the Phase 3 trial of the Bria-IMT™ regimen, and heightened costs associated with clinical trials and investigational drugs, surging from $3,330,516 in 2023 to $11,598,418 in 2024. Concurrently, laboratory costs increased due to the recruitment of additional employees, growing from $96,000 to $196,480. Notably, non-cash share-based compensation expenses decreased from $575,347 in 2023 to $492,062 in 2024, mitigating some of the overall increase in research and development expenses.

General and Administrative Expenses

For the six-month period ended January 31, 2024, general and administrative expenses amounted to $3,217,762 as compared to $3,580,902 for the six-month period ended January 31, 2023. This reduction is mainly attributed to a decrease in non-cash share-based compensation expenses, which declined from $803,438 in 2023 to $541,909 in 2024 and insurance expenses which declined from $847,241 in 2023 to $583,997 in 2024.

Financial income (expenses), net

For the six-month period ending January 31, 2024, net financial income amounted to $12,975,781, a significant increase from the loss of $3,098,829 recorded in the same period of 2023. This substantial difference is primarily attributed to the change in the value of the Company’s warrant liability, which is directly affected by the shortened life of the warrants and decrease in share price, resulting in a gain of $12,714,331 for the six-month period ended January 31, 2024, compared to a loss of $3,511,712 in the six-month period ended January 31, 2023.

Loss for the period

The Company reported a loss for the period ended January 31, 2024, of $5,375,038, as compared to $12,988,303 for the period ended January 31, 2023. The reduced loss in 2024 was primarily due to a significant increase in operational spending, offset by a large gain resulting from the decrease in the fair value of the warrant liability. In contrast, the larger loss in the prior period was primarily due to higher operational spending and an increase in the value of the Company’s warrant liability.

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

As of January 31, 2024, the Company has total assets of $12,231,047 (July 31, 2023 - $27,163,577) and a positive working capital balance of $7,817,634 (July 31, 2023 -$25,147,050). The Company had negative cash flows from operating activities during the six-month period ended January 31, 2024 of $15,006,564.

The Company is planning to finance its research and developmental activities from its existing and future working capital resources and will continue to evaluate additional sources of capital and financing. The uncertainty of the Company’s ability to raise such financial capital casts significant doubt on the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of January 31, 2024, the Company has working capital of $7,817,634 (July 31, 2023 - $25,147,050) and an accumulated deficit of $85,945,291 (July 31, 2023 - $80,652,231).

As of January 31, 2024, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the six-month period ended January 31, 2024, the Company’s overall position of cash and cash equivalents decreased by $15,006,563 from the six-month period ended January 31, 2023 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the six-month period ended January 31, 2024, was $15,006,564, as compared to $7,494,122 for the six-month period ended January 31, 2023.

Cash used in financing activities for the six-month period ended January 31, 2024, was nil, as compared to $47,294 for the six-month period ended January 31, 2023.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the six-month period ended January 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents, investments, trade payable , and accrued expenses and other payables. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of January 31, 2024, the Company has total assets of $12,231,047 (July 31, 2023 - $27,163,577 ) and a positive working capital balance of $7,817,634 (July 31, 2023 –$25,147,050).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. The Company does not believe it is exposed to material interest rate risk as it has no interest-bearing debt.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated trade payable and cash. As of January 31, 2024, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

Fair Values

The carrying values of cash and cash equivalents, trade payable, and accrued expenses and other payables approximate their fair values due to their short terms to maturity.

Cash and cash equivalents are valued using quoted market prices in active markets. The fair value of the warrant liability is determined based on the nature of the warrant. For publicly traded warrants we use the quoted market price and for all other warrants we use the Black-Scholes pricing model.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of January 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended January 31, 2024

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

BRIACELL THERAPEUTICS CORP.

March 18, 2024	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 18, 2024	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

