Form 10-Q
period 2024-04-30
BriaCell Therapeutics Corp.
filed 2024-06-14
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40101

BRIACELL THERAPEUTICS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	47-1099599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of June 14, 2024, there were 18,284,661 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL

INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2024	July 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$935,694	$21,251,092
Amounts receivable	15,233	18,873
Prepaid expenses	4,579,065	5,678,542
Total current assets	5,529,992	26,948,507

NON-CURRENT ASSETS:
Investments	2	2
Equity investment in BC Therapeutics	469,658	-
Intangible assets, net	203,614	215,068
Total non-current assets	673,274	215,070

Total assets	$6,203,266	$27,163,577

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$6,422,402	$1,123,739
Accrued expenses and other payables	335,357	677,718
Total current liabilities	6,757,759	1,801,457

NON-CURRENT LIABILITIES:
Warrant liability	5,678,505	29,139,301
Total non-current liabilities	5,678,505	29,139,301

SHAREHOLDERS’ DEFICIT:
Share Capital of no par value - Authorized: unlimited at April 30, 2024 and July 31, 2023, Issued and outstanding: 15,981,726 shares April 30, 2024 and July 31, 2023, respectively	69,591,784	69,591,784
Share-based payment reserve	8,811,369	7,421,950
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling Interest	(267,935)	-
Accumulated deficit	(84,229,532)	(80,652,231)
Total shareholders’ deficit	(6,232,998)	(3,777,181)

Total liabilities and shareholders’ deficit	$6,203,266	$27,163,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024

(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$7,657,632	3,860,568	$22,772,344	$10,169,140
General and administrative expenses	1,572,016	1,816,461	4,789,778	5,397,363
Total operating expenses	9,229,648	5,677,029	27,562,122	15,566,503

Operating loss	(9,229,648)	(5,677,029)	(27,562,122)	(15,566,503)
Financial income (expenses), net	10,958,887	781,593	23,934,668	(2,317,236)
Share of loss on equity investment	(36,997)	-	(55,342)	-
Net income (loss) for the period	$1,692,242	$(4,895,436)	$(3,682,796)	(17,883,739)
Net loss attributable to non-controlling interest	(23,517)	-	(105,495)	-
Net income (loss) for the period attributable to BriaCell	1,715,759	(4,895,436)	(3,577,301)	(17,883,739)
Net income (loss) per share attributable to BriaCell – basic and diluted	$0.11	$(0.32)	$(0.22)	$(1.15)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,072	15,981,726	15,518,036
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,981,726	15,518,072	15,981,726	15,518,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	interest	(deficit)
Balance, January 31, 2024	15,981,726	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)
Issuance of options	-	-	392,215	-	-	-	392,215
Income (loss) for the period	-	-	-	-	1,715,759	(23,517)	1,692,242
Balance, April 30, 2024	15,981,726	$69,591,784	$8,811,369	$(138,684)	$(84,229,532)	$(267,935)	$(6,232,998)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	Capital	loss	deficit	interest	(deficit)
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	1,426,186	-	-	-	1,426,186
Loss for the period	-	-	-	-	(3,577,301)	(105,495)	(3,682,796)
Balance, April 30, 2024	15,981,726	$69,591,784	$8,811,369	$(138,684)	$(84,229,532)	$(267,935)	$(6,232,998)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ Equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, January 31, 2023	15,518,018	$65,589,293	$6,606,945	$(138,684)	$(73,338,140)	$(1,280,586)
Exercise of public offering warrants	300	2,491	-	-	-	2,491
Issuance of options	-	-	281,189	-	-	281,189
Net loss for the period	-	-	-	-	(4,895,436)	(4,895,436)
Balance, April 30, 2023	15,518,318	$65,591,784	$6,888,134	$(138,684)	$(78,233,576)	$(5,892,342)

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$(138,684)	$(60,349,837)	$10,328,932
Exercise of public offering warrants	300	2,491	-	-	-	2,491
Issuance of options	-	-	1,659,974	-	-	1,659,974
Net loss for the period	-	-			(17,883,739)	(17,883,739)
Balance, April 30, 2023	15,518,318	$65,591,784	$6,888,134	$(138,684)	$(78,233,576)	$(5,892,342)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Unaudited)

	Nine months ended April 30,
	2024	2023
Cash flow from operating activities
Net loss for the period	$(3,682,796)	$(17,883,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,453	11,453
Share-based compensation	1,426,186	1,659,974
Share of loss on equity investment	55,342	-
Change in fair value of warrants	(23,660,003)	2,972,285
Changes in assets and liabilities:
Increase in amounts receivable	3,640	9,207
Decrease (increase) in prepaid expenses	799,477	(37,040)
Increase in trade payable	5,298,663	531,972
Decrease in accrued expenses and other payables	(342,360)	(89,965)
Total cash flow from operating activities	(20,090,398)	(12,825,853)

Cash flows from investing activities
Equity Investment in BC Therapeutics (*)	(225,000)	-
Total cash flow from investing activities	(225,000)	-
Cash flows from financing activities
Share and warrant buyback program	-	(47,294)
Proceeds from exercise of warrants	-	1,594
Total cash flow from financing activities	-	(45,700)

Decrease in cash and cash equivalents	(20,315,398)	(12,871,553)
Cash and cash equivalents at beginning of the period	21,251,092	41,041,652
Cash and cash equivalents at end of the period	$935,694	$28,170,099

(*)	In Addition, $125,000 was loaned to BC Therapeutics during the year ended July 31, 2023 and an additional $175,000 was loaned to BC Therapeutics between August 1, 2023 and December 20, 2023. The total amount ($300,000) was converted into an investment.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT” and on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX” and “BCTXW”.

b.	BriaCell is an immuno-oncology biotechnology company. The Company is currently advancing its Bria-IMT targeted immunotherapy program against end-stage breast cancer to Phase 3 study which has been approved by the FDA. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

c.	Basis of presentation of the financial statements:

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

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2024 was $84,229,532 and negative cash flows from operating activities during the nine-month period ended April 30, 2024 was $20,090,398. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts significant doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern. See note 9 for details of a $5.0 million offering that was completed on May 17, 2024.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN (Cont.)

e.	The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). As of July 31, 2023, BriaPro was a wholly-owned subsidiary and one U.S subsidiary, as of February 1, 2024, BC Therapeutics Inc, which was incorporated in September 12, 2022, under the laws of the state of Delaware (see note 3)

f.	On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”) pursuant to which certain pipeline assets of the Company, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), resulting in a 2/3rd owned subsidiary of the Company with the remaining 1/3rd held by BriaCell shareholders (“BriaCell Shareholders”).

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

1.	In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

2.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

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

NOTE 3: INVESTMENT IN BC THERAPEUTICS INC.

On December 21, 2021, the Company and BC Therapeutics, Inc. (“BC Therapeutics” or “the Investee”) entered a share purchase agreement (“SPA”), pursuant to which the Company invested $300,000 at $1.25 per BC Therapeutics share for a 37.5% interest in the Investee. Pursuant to the SPA (“Initial Investment”), Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share. The first option expires on February 15, 2024 (“First BC Therapeutics Option”) and the second option expires on June 30, 2024 (“Second BC Therapeutics Options”, together, the “BC Therapeutic Options”). In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: $4.902%, Volatility: 100%.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

On February 1, 2024, the Company exercised the First BC Therapeutics Option and currently holds 51.2% of BC Therapeutics. The value of the BC Therapeutics Options was updated to consider the effect of the exercise of the First BC Therapeutics Option. Consequently, the fair value of the First BC Therapeutics Option, $35,964, has been reclassified to the investment.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023	$-
Funding (including the value of the BC Therapeutics Options)	525,000
Share of losses:
Consulting	(49,064)
Legal and Professional Services	(5,576)
Dues & Subscriptions	(621)
Office Expenses	(76)
Bank Charges	(5)
Balance – April 30, 2024	$469,658

The following amounts represent the Company’s 51.2% share of the assets of BC Therapeutics:

As of April 30, 2024
Current assets: Cash	$83,978
Net assets	$83,978

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of April 30, 2024, and July 31, 2023:

	Fair Value Measurements at
	April 30, 2024			July 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	935,694	-	935,694	21,251,092	-	21,251,092

Total assets measured at fair value	$935,694	$-	$935,694	$21,251,092	$-	$21,251,092

Financial liabilities:
Warrants liability	3,546,096	2,132,409	5,678,505	9,742,023	19,397,278	29,139,301

Total liabilities measured at fair value	$3,546,096	$2,132,409	$5,678,505	$9,742,023	$19,397,278	$29,139,301

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

b. Issued share capital

No shares were issued during the nine-month period ended April 30, 2024.

c. Share Purchase Warrants

(i)	There were no changes in share purchase warrants for the nine-month period ended April 30, 2024 as presented below:

	Number of	Weighted
	warrants	average exercise
	outstanding	price
Balance, July 31, 2023 and April 30, 2024	8,121,650	$5.75

(ii)	As of April 30, 2024, warrants outstanding were as follows:

Number of		Exercisable At
Warrants	Exercise Price(*)	April 30, 2024	Expiry Date
51,698	$3.91	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
8,121,650		8,121,650

(*)	See note 4(a).

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

d. Compensation Warrants

(i)	There were no changes to compensation warrants for the nine-month period ended April 30, 2024.

(ii)	As of April 30, 2024, compensation warrants outstanding were as follows:

Number of		Exercisable At
Warrants	Exercise Price(*)	April 30, 2024	Expiry Date
4,890	$3.91	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
46,652		46,652

(*)	See note 4(a).

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2023	$29,139,301
Fair value of BriaPro Warrant Shares at Effective Date	$199,207
Change in fair value during the period	$(23,660,003)

Balance as of April 30, 2024	$5,678,505

The key inputs used in the valuation of the non-public warrants as of April 30, 2024 and at July 31, 2023 were as follows:

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

	April 30, 2024	July 31, 2023

Share price	$2.17	$6.69
Exercise price	$5.31-6.19	$5.31-6.19
Expected life (years)	1.55-2.60	2.58-3.35
Volatility	69-74%	100%
Dividend yield	0%	0%
Risk free rate	4.34-5.05%	4.51%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of April 30, 2024 were as follows:

		August 31,
	April 30,	2023
	2024	(Effective Date)

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	1.55-2.60	2.21-3.27
Volatility	69-74%	100%
Dividend yield	0%	0%
Risk free rate	4.23-4.34%	4.40%

NOTE 7: SHARE-BASED COMPENSATION

a.	On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, RSU, and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

b.	The following table summarizes the number of options granted to directors, officers, employees, and consultants under the option plan for nine-month period ended April 30, 2024 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2023	2,131,400	$6.19	3.55	$1,065,700

Balance as of April 30, 2024	2,131,400	6.16	2.80	-

Exercisable as of April 30, 2024	1,881,013	$6.17	2.64	$-

As of April 30, 2024 there are $1,164,462 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 1 year.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of April 30, 2024.

Exercise price	Options outstanding as of April 30, 2024	Options exercisable as of April 30, 2024	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	220,000	4.14	June 20, 2028
$7.16	21,000	13,125	3.83	February 27, 2028
$6.10	180,100	157,588	3.26	August 02, 2027
$4.71	31,000	31,000	3.06	May 20, 2027
$7.51	150,000	150,000	2.79	February 16, 2027
$8.47	524,700	524,700	2.70	January 13, 2027
$7.22	12,600	12,600	2.50	November 01, 2026
$5.74	100,000	100,000	2.34	September 01, 2026
$4.24	60,000	60,000	1.97	April 19, 2026
$4.24	612,000	612,000	1.91	March 29, 2026
	2,131,400	1,881,013

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of April 30, 2024:

Exercise	Options outstanding as of	Options exercisable as of
Price	April 30, 2024	April 30, 2024	Expiry Date

$0.0933	440,000	220,000	June 20, 2028
$0.1108	21,000	13,125	February 27, 2028
$0.0984	180,100	157,588	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	1,881,013

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of April 30, 2024:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2023	19,200	$128,448
Balance, April 30, 2024	19,200	$41,664

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

f.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine-month period ended

April 30, 2024 and 2023 is comprised as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	$126,313	239,435	$618,375	814,782
General and administrative expenses	265,902	41,754	807,811	845,192
Total share-based compensation	$392,215	281,189	$1,426,186	1,659,974

NOTE 8: BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The company reported a loss for the three and nine month period ending April 30, 2023 and for the nine months ended April 30, 2024, leading to the exclusion of potentially dilutive ordinary shares. Conversely, for the three-month period ended April 30, 2024, the Company reported a gain. However, due to the specific characteristics and terms of the outstanding warrants and options, they were not considered dilutive for this period and, therefore, no adjustment was made to include them in the calculation of diluted net income per ordinary share.

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS
Numerator:
Net income (loss)	$1,715,759	$(4,895,436)	$(3,577,301)	$(17,883,739)
Denominator:
Shares used in computation of basic earnings per share	15,981,726	15,518,072	15,981,726	15,518,036
Basic EPS	$0.11	$(0.32)	$(0.22)	$(1.15)
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic	$1,715,759	$(4,895,436)	$(3,577,301)	$(17,883,739)
Net (loss) attributable to common stock, diluted	-	-	-	-
Denominator:
Shares used in computing net EPS of common stock, basic	15,981,726	15,518,072	15,981,726	15,518,036
Stock Options	-	-	-	-
Warrants	-	-	-	-
Shares used in computation of diluted earnings per share	15,981,726	15,518,072	15,981,726	15,518,036
Diluted EPS	$0.11	$(0.32)	$(0.22)	$(1.15)

NOTE 9: FINANCIAL INCOME (EXPENSES), NET

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$15,606	253,489	$288,016	682,437
Change in fair value of warrant liability	10,945,672	539,427	23,660,003	(2,972,285)
Foreign exchange gain (loss)	(2,391)	(11,323)	(13,351)	(27,388)
Financial income (expenses), net	$10,958,887	$781,593	$23,934,668	$(2,317,236)

NOTE 10: SUBSEQUENT EVENT

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through June 14, 2024, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except as follows:

On May 17, 2024, the Company closed a registered direct offering with healthcare-focused institutional investors and a certain existing investor and a director of the Company for the purchase and sale of 2,402,935 common shares of the Company (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 2,402,935 common shares of the Company for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “Offering”). Each common share (or pre-funded warrant in lieu thereof) was sold together with one warrant to purchase one common share at a combined purchase price of $2.00 to the institutional investors and $2.215 to the existing investor and director of the Company. The warrants have an exercise price of $2.11 per share, will become exercisable six months from the date of issuance and expire five years from the initial exercise date.

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

Overview

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor.

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

On May 17, 2024, the Company closed a registered direct offering with healthcare-focused institutional investors and a certain existing investor and a director of the Company for the purchase and sale of 2,402,935 common shares of the Company (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 2,402,935 common shares of the Company for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “Offering”). Each common share (or pre-funded warrant in lieu thereof) was sold together with one warrant to purchase one common share at a combined purchase price of $2.00 to the institutional investors and $2.215 to the existing investor and director of the Company. The warrants have an exercise price of $2.11 per share, will become exercisable six months from the date of issuance and expire five years from the initial exercise date.

Results of Operations for the Three Months Ended April 30, 2024 and 2023

	Three months ended April 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$7,657,632	$3,860,568
General and administrative expenses	1,572,016	1,816,461
Total operating expenses	9,229,648	5,677,029

Operating loss	(9,229,648)	(5,677,029)
Financial expenses, net	10,958,887	781,593
Share of loss on equity investments	(36,997)	-
Net loss for the period	$1,692,242	$(4,895,436)
Net loss attributable to non-controlling interest	(23,517)	-
Net loss for the period attributable to BriaCell	1,715,759	(4,895,436)
Net loss per share attributable to BriaCell – basic and diluted	$0.11	$(0.32)

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Three months ended April 30,
	2024	2023

Clinical trials	$4,663,049	$1,617,172
Pre-clinical projects	2,109,316	908,800
Chemical, Manufacturing and Control Costs (“CMC Costs”)	458,172	671,590
Other	427,095	667,006
	$7,657,632	$3,860,568

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

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended April 30,
	2024	2023

Clinical trial sites and investigational drug costs	$6,165,072	$2,469,105
Wages and salaries	1,090,902	947,509
Laboratory Rent	109,500	49,440
Supplies	165,264	155,079
Professional fees	581	-
Share-based compensation	126,313	239,435
	$7,657,632	$3,860,568

For the three-month period ended April 30, 2024, total research costs amounted to $7,657,632 as compared to $3,860,568 for the three-month period ended April 30, 2023. The rise in these costs is primarily attributed to the continued expansion of the Company’s clinical trials, specifically our Bria-IMT™ trial. Clinical trials and investigational drug costs increased from $2,469,105 in 2023 to $6,165,072 in 2024. Laboratory costs increase during 2024 as well, including the hiring of additional lab employees which increased from $947,509 in 2023 to $1,090,902 in 2024 and increased supplies from $155,079 in 2023 to $165,264 in 2024.

General and Administrative Expenses

For the three-month period ended April 30, 2024, general and administrative expenses amounted to $1,572,016 as compared to $1,816,461 for the three-month period ended April 30, 2023. The decrease relates primarily to a lowering of shareholder communication expense, insurance expenses, and professional fees.

Financial income (expenses), net

For the three-month period ended April 30, 2024, financial expense, net, amounted to $10,958,887 as compared to $781,593 for the three-month period ended April 30, 2023. The large difference is due to the change in value of the Company’s warrant liability which amounted to a gain of $10,945,672 in the three-month period ending April 30, 2024, and a gain of $539,427 in the three-month period ending April 30, 2023.

Loss (profit) for the period

The Company reported a profit for the three-month period ended April 30, 2024, of $1,692,242, as compared to a loss of $4,895,436 for the three-month period ended April 30, 2023. The profit in 2024 is due to a significant decrease in fair value of the warrant liability.

Results of Operations for the Nine Months Ended April 30, 2024 and 2023

	Nine months ended April 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Expenses:
Research and development expenses	$22,772,344	$10,169,140
General and administrative expenses	4,789,778	5,397,363
Total operating expenses	27,562,122	15,566,503

Operating loss	(27,562,122)	(15,566,503)
Financial expenses, net	23,934,668	(2,317,236)
Share of loss on equity investments	(55,342)	-
Net loss for the period	$(3,682,796)	(17,883,739)
Net loss attributable to non-controlling interest	(105,495)	-
Net loss for the period attributable to BriaCell	(3,577,301)	(17,883,739)
Net loss per share attributable to BriaCell – basic and diluted	$(0.22)	$(1.15)
Weighted average number of shares used in computing net basic earnings per share of common stock	15,981,726	15,518,036
Weighted average number of shares used in computing net diluted earnings per share of common stock	15,981,726	15,518,036

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Nine months ended April 30,
	2024	2023

Clinical trials	$12,650,189	$4,656,919
Pre-clinical projects	7,171,285	2,513,141
CMC Costs	1,425,481	1,416,198
Other	1,525,389	1,582,882
	$22,772,344	$10,169,140

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

The following is a breakdown of our research and development costs by nature of expenses:

	Nine months ended April 30,
	2024	2023

Clinical trial sites and Investigational drug costs	$17,763,490	$5,799,621
Wages and salaries	3,513,306	2,946,494
Laboratory Rent	305,980	145,440
Supplies	566,830	455,504
Professional fees	4,363	7,299
Share-based compensation	618,375	814,782
	$22,772,344	$10,169,140

For the nine-month period ending April 30, 2024, research costs amounted to $22,772,344, a significant increase from the $10,169,140 incurred during the same period in 2023. This upturn was primarily fueled by the expansion of the Company’s Phase 2 trial, and initiation of the Phase 3 trial of the Bria-IMT™ regimen, and heightened costs associated with clinical trials and investigational drugs, surging from $5,799,621 in 2023 to $17,763,490 in 2024. Concurrently, laboratory costs increased due to the recruitment of additional employees, growing from $145,440 to $305,980. Notably, non-cash share-based compensation expenses decreased from $814,782 in 2023 to $618,375 in 2024, mitigating some of the overall increase in research and development expenses.

General and Administrative Expenses

For the nine-month period ended April 30, 2024, general and administrative expenses amounted to $4,789,778 as compared to $5,397,363 for the nine-month period ended April 30, 2023. This reduction is mainly attributed to a decrease in professional fees, which declined from $1,230,220 in 2023 to $970,569 in 2024 and insurance expenses which declined from $1,241,716 in 2023 to $859,287 in 2024.

Financial income (expenses), net

For the nine-month period ending April 30, 2024, net financial income amounted to $23,934,668, a significant increase from the loss of $2,317,236 recorded in the same period of 2023. This substantial difference is primarily attributed to the change in the value of the Company’s warrant liability, which is directly affected by the shortened life of the warrants and decrease in share price, resulting in a gain of $23,660,003 for the nine-month period ended April 30, 2024, compared to a loss of $2,972,285 in the nine-month period ended April 30, 2023.

Loss for the period

The Company reported a loss for the period ended April 30, 2024, of $3,682,796 as compared to $17,883,739 for the period ended April 30, 2023. The reduced loss in 2024 was primarily due to a significant increase in operational spending, offset by a large gain resulting from the decrease in the fair value of the warrant liability. In contrast, the larger loss in the prior period was primarily due to higher operational spending and an increase in the value of the Company’s warrant liability.

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

As of April 30, 2024, the Company has total assets of $6,203,266 (July 31, 2023 - $27,163,577) and a negative working capital balance of $1,227,767 (July 31, 2023 - positive $25,147,050). The Company had negative cash flows from operating activities during the nine-month period ended April 30, 2024 of $20,090,398.

The Company is planning to finance its research and developmental activities from its existing and future working capital resources and will continue to evaluate additional sources of capital and financing. The uncertainty of the Company’s ability to raise such financial capital casts significant doubt on the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of April 30, 2024, the Company has a negative working capital of $1,227,767 (July 31, 2023 – positive $25,147,050) and an accumulated deficit of $84,229,532 (July 31, 2023 - $80,652,231).

As of April 30, 2024, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. To this end, as of March 1, 2024, certain directors and officers have agreed to defer payment of their directors’ fees/compensation until further notice. In addition, we are reducing expenditure on certain non-core activities whilst maintaining our focus on our Phase 3 Bria-IMT™ pivotal study in advanced metastatic breast cancer.

During the nine-month period ended April 30, 2024, the Company’s overall position of cash and cash equivalents decreased by $20,315,398, as compared to $12,871,553 for the nine-month period ended April 30, 2023. This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the nine-month period ended April 30, 2024, was $20,090,398, as compared to $12,825,853 for the nine-month period ended April 30, 2023.

Cash used in investing activities for the nine-month period ended April 30, 2024, was $225,000 compared to nil for the nine-month period ended April 30, 2023.

Cash used in financing activities for the nine-month period ended April 30, 2024, was nil, as compared to $45,700 for the nine-month period ended April 30, 2023.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the nine-month period ended April 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments consist of cash and cash equivalents, investments, trade payable, and accrued expenses and other payables. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management process. The overall objective of the Board is to set policies that seek to reduce risk as far as possible without unduly affecting the Company’s competitiveness and flexibility.

The type of risk exposure and the way in which such exposure is managed is as follows:

Credit Risk

The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to financial instruments is remote.

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of April 30, 2024, the Company has total assets of $6,203,266 (July 31, 2023 - $27,163,577) and a negative working capital balance of $1,227,767 (July 31, 2023 – positive $25,147,050).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. The Company does not believe it is exposed to material interest rate risk as it has no interest-bearing debt.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated trade payable and cash. As of April 30, 2024, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended April 30, 2024

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

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

June 14, 2024	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

June 14, 2024	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

