Form 10-K
period 2024-07-31
BriaCell Therapeutics Corp.
filed 2024-10-29
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from [●] to [●]

Commission File Number: 001-40101

BRIACELL THERAPEUTICS CORP.

(Exact name of registrant as specified in its charter)

British Columbia	47-1099599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300 - 235 15th Street West Vancouver, BC V7T 2X1	V7T 2X1
(Address of principal executive offices)	(Zip Code)

(604) 921-1810

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	BCTX	The Nasdaq Stock Market LLC
Warrants to purchase common shares, no par value	BCTXW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $4.12 per share, which was the last sale price of the common shares as of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $63,692,423.

As of October 28, 2024, 36,183,161 shares of the registrant’s common shares, no par value per share, were issued and outstanding.

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

●	We have a history of losses, may incur future losses and may not achieve profitability;
●	There is substantial doubt about our ability to continue as a going concern;
●	We are a pre-revenue clinical stage company;
●	We are developing novel technologies which may not be effective or safe;
●	We have an unproven market for our product candidates;
●	We are heavily reliant on third-parties to carry out a large portion of our business;
●	Pre-clinical studies and initial clinical trials are not necessarily predictive of future results;
●	We must obtain additional capital to continue our operations;
●	We are highly dependent on our key personnel;
●	We may not succeed in completing the development of our products, commercializing our products or generating significant revenues;
●	We may not successfully develop, maintain and protect our proprietary products and technologies;
●	Changes in legislation and regulations may affect our revenue and profitability;
●	If we or our licensees are unable to obtain U.S., Canadian and/or foreign regulatory approval for our product candidates, we will be unable to commercialize our therapeutic candidates;
●	Short sellers may be manipulative and may drive down the market price of our common shares;
●	Our 2/3rd owned subsidiary BriaPro Therapeutics Corp. (“BriaPro”) may not generate revenue as expected;
●	Clinical trials involve a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results;
●	Future issuance of our common shares could dilute the interests of existing shareholders; and
●	We have a significant number of options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview of the Company

BriaCell Therapeutics Corp. (“Briacell” or the “Company”) is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal1 Phase 3 study in metastatic breast cancer. Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer. BriaCell reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with median overall survival of 13.4 months in BriaCell’s metastatic breast cancer patients vs. 6.7-9.8 months2 for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab at the 2023 San Antonio Breast Cancer Symposium. Additionally, BriaCell reported median overall survival of 15.6 months in Phase 2 Bria-IMT™ study patients treated in combination with immune checkpoint inhibitor in patients treated with the Phase 3 formulation since 2022 (post-COVID). A completed Bria-IMT™ Phase 1 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy. BriaCell is also developing personalized off-the-shelf immunotherapies, Bria-OTS™ and Bria-OTS+™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer. In September 2024, the Company announced BriaCell has received positive feedback from its Pre-Investigational New Drug Application (Pre-IND) meeting with FDA for Bria-PROS+™ for prostate cancer.

Market

It is estimated by the National Cancer Institute Cancer Facts and Figures that in 2024, approximately 310,720 women will be diagnosed with breast cancer in the United States. That means that every two minutes an American woman is diagnosed with breast cancer and more than 42,250 are projected to die in 2024. Although about 100 times less common than in women, breast cancer also affects men. It is estimated that the lifetime risk of men getting breast cancer is about 1 in 1,000, and the American Cancer Society estimates that approximately 2,790 new cases of invasive male breast cancer will be diagnosed and approximately 530 men will die from breast cancer in 2024.

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

2 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022

About 13% percent of women will be diagnosed with breast cancer at some point during their lifetime. In 2024, over 4 million women were living with female breast cancer in the United States. Approximately 83% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status - the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor receptor (HER2). Based on the latest SEER statistics, 68% were found to be HR+/HER2−, 10% were triple-negative (HR−/HER2−), 10% were HR+/HER2+, and 4% were HR−/HER2+.1

It is estimated that over 150,000 women in the US were living with MBC in 20152 and this is projected to increase to over 240,000 by 2030. For those with metastatic disease at diagnosis, their 5-year survival rate is 30%.1 For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that Bria-IMT’s™ indication will be for the treatment of patients with MBC who have no approved alternative therapies available. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months.5 Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy.6 One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.7 More recent data indicates that for patients with MBC who have received 2 or more prior lines of therapy, median survival is 5.9-9.8 months.

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

3 Breast Cancer Facts & Figures 2017-2018. Atlanta: American Cancer Society, Inc. 2017.

4 Lobbezoo, D. J. A. et al. Prognosis of metastatic breast cancer subtypes: the hormone receptor/HER2-positive subtype is associated with the most favorable outcome. Breast Cancer Res. Treat. 141, 507-514 (2013).

5 Dawood S, Broglio K, Ensor J, Hortobagyi GN, Giordano SH. Survival differences among women with de novo stage IV and relapsed breast cancer. Ann Oncol. 2010 Nov; 21(11):2169-74.

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

Drug	Trial	Prior Lines	ORR (%)	PFS (months)	WW 2023 Sales* (Bil $)
Bria-IMT™	Ph 2	5.5	10	4.1	
KISQALI® (ribociclib)	Ph 1/2a (MBC previously Rx trastuzumab, pertuzumab, and trastuzumab emtansine)[1]	5	0	1.3	$ 2.1
LYNPARZA® (Olaparib) + cediranib**	Ph 1 (MBC triple negative)[2]	3	0	3.7	$ 2.8
IBRANCE® (palbociclib)	Ph 2a (MBC retinoblastoma+)[3]	2	0	3.7	$ 1.1
	Ph 2 (MBC HR+/HER2-)[4]	2		6	
PERJETA® (pertuzumab)	Ph 1 (MBC)[5]	2	0		$ 4.5
PERJETA® (pertuzumab) + docetaxel	Ph 1b (MBC)[6]	2	0		
PERJETA® (pertuzumab) + Herceptin	Ph 2 (MBC HER2+ progressed on trastuzamab)[7]	1-3	0	5	
TRODELVY® (sacituzumab govitecan-hziy)	Ph 1/2 MBC (TNBC; HR+ HER2-)[8]	3	0	5.5	$ 1.1
KEYTRUDA® ** (pembrolizumab)	Ph 2 (MBC HER2 negative)[9]	1	0	1.9	$ 25.0
ENHERTU® (fam-trastuzumab deruxtecan-nxki)	Ph 2 [10]	5	0	11	$ 2.6
Verzenio® (abemaciclib)	Ph 1/2 (HR+/HER2– MBC progressed on endocrine Rx and prior chemo)[11]	4	0	6	$ 3.9
	Ph 1/2 (MBC HR+ Intracranial mets)[12]	1-12	5.2/0	4.4/2.7	
HERCEPTIN HYLECTA® (trastuzumab & hyaluronidase-oysk)	Ph 3 (HER2+ MBC)[13]		26	4.6	$ 1.9
KADCYLA® (ado-trastuzumab emtansine)	Ph 1 (MBC HER2+ failed trastuzamab)[5]	4	21	~5.8	$ 2.3
	Ph 1 (MBC HER2+ failed HER2 directed Rx)[15]	5	26	4.6

■	$2-5Bil Opportunity in Breast Cancer
■	Up to $25Bil Opportunity across broad indications

* Worldwide sales figure is based on SEC filings

** Approved for multiple cancer indications.

References for figure A:

1.https://pubmed.ncbi.nlm.nih.gov/31235441/

2.https://pubmed.ncbi.nlm.nih.gov/23810467/

3.https://pubmed.ncbi.nlm.nih.gov/25501126/

4.https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8676999/

5.https://pubmed.ncbi.nlm.nih.gov/15699478/

6.https://pubmed.ncbi.nlm.nih.gov/18000498/

7.https://pubmed.ncbi.nlm.nih.gov/20124182/

8.https://www.nejm.org/doi/10.1056/NEJMoa1814213?url_ver=Z39.88-2003&rfr_id=ori:rid:crossref.org&rfr_dat=cr_pub%20%200pubmed

9.https://ascopubs.org/doi/10.1200/JCO.2023.41.16_suppl.1095

10.https://pubmed.ncbi.nlm.nih.gov/20421541/

11.https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5581697/

12.https://aacrjournals.org/clincancerres/article/26/20/5310/82934/A-Phase-II-Study-of-Abemaciclib-in-Patients-with

13.https://www.thelancet.com/journals/lanonc/article/PIIS1470-2045(12)70329-7/abstract

14.https://pubmed.ncbi.nlm.nih.gov/20421541/

15.https://pubmed.ncbi.nlm.nih.gov/21172893/

For further information on our lead candidate Bria-IMT™ clinical development, see “Bria-IMT™” in the “Production /Pipeline” section.

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

Study	Treatment & Design	# of Pts	ORR	PFS/TTP	OS
Licchetta[1]	Cyclophosphamide and megestrol acetate	29	31%	7.4 mo	13.4 mo
Harvey[2]	Docetaxel Monotherapy 60 mg/m2	122	22.1%	12.7 wk	10.6 mo
	Docetaxel Monotherapy 75 mg/m2	146	23.3%	15.0 wk	10.3 mo
	Docetaxel Monotherapy 100 mg/m2	139	36.0%	16.6 wk	12.3 mo
Rivera[3]	Docetaxel Monotherapy q3wk	59	35.6%	5.7 mo	18.3 mo
	Docetaxel Monotherapy qwk	59	20.3%	5.5 mo	18.6 mo
Gradishar[4]	ABI-007 (Nab paclitaxel)	229	33%	23.0 wk	65.0 wk
	Paclitaxel Monotherapy	225	19%	16.9 wk	55.7 wk
	ABI-007 (Nab paclitaxel) 2nd line	132	27%	20.9 wk	56.4 wk
	Paclitaxel Monotherapy 2nd line	136	13%	16.1 wk	46.7 wk
Perez[5]	Ixabepilone Monotherapy	126	11.5%	3.1 mo	8.6 mo
Leyland-Jones[6]	Trastuzumab with paclitaxel	32	59%	12.2 mo
von Minckwitz[7]	Trastuzumab with capecitabine	78	48.1%	8.2 mo	25.5 mo
	Capecitabine Monotherapy	78	27.0%	5.6 mo	20.4 mo
Verma[8]	Trastuzumab emtansine	495	43.6%	9.6 mo	30.9 mo
	lapatinib plus capecitabine	496	30.8%	6.4 mo	25.1 mo
Geyer[9]	Lapatinib plus capecitabine	163	22%	8.4 mo
	Capecitabine Monotherapy	161	14%	4.4 mo
Bartsch[10]	Capecitabine and trastuzumab	40	20%	8 mo	24 mo
Blackwell[11]	Lapatinib Monotherapy	148	6.9%	8.1 wk	39.0 wk
	Lapatinib with trastuzumab	148	10.3%	12.0 wk	51.6 wk
Cortes[12]	Vinflunine	298			9.8 mo
	alkylating agent	296			7.2 mo
Kazmi[13]	Eribulin	229			9.1 mo
	Gemcitabine	134			9.1 mo
	Capecitabine	80			9.3 mo
O’Shaughnessy[14]	Sacituzumab	235	31%	4.6 mo	12.4 mo
	Treatment of Physicians Choice	233	4%	2.3 mo	6.7 mo
Tripathy[15]	Etirinotecan Pegol	92	4.8%	2.8 mo	7.8 mo
	Treatment of Physicians Choice	86	2.7%	1.9 mo	7.5 mo

MBC treated with second or higher lines of therapy has a very poor prognosis and few effective therapies that consistently induce long-term remission,15 which indicates the market demand and clinical need for new and improved therapeutic drugs and treatment options in order to improve these response outcomes and patient survival rates. Thus, Bria-IMT™ has the potential to induce long-term remission, especially in combination with immunotherapies. Current treatment of MBC is outlined in Figure “B”, below, which illustrates different therapeutic treatment options and drugs used upon diagnoses from biopsy and identification of breast cancer biomarkers.16

 1 Licchetta A, Correale P, Migali C, Remondo C, Francini E, Pascucci A, Magliocca A, Guarnieri A, Savelli V, Piccolomini A, Carli AF, Francini G. Oral metronomic chemo-hormonal-therapy of metastatic breast cancer with cyclophosphamide and megestrol acetate. J Chemother. 2010 Jun;22(3):201-4.

2 Harvey, V. et al. Phase III Trial Comparing Three Doses of Docetaxel for Second-Line Treatment of Advanced Breast Cancer. J. Clin. Oncol. 24, 4963-4970 (2006).

3 Rivera, E. et al. Phase 3 study comparing the use of docetaxel on an every-3-week versus weekly schedule in the treatment of metastatic breast cancer. Cancer 112, 1455-1461 (2008).

4 Gradishar WJ. Taxanes for the treatment of metastatic breast cancer. Breast Cancer (Auckl). 2012;6:159-71.

5 Perez, E. A. et al. Efficacy and Safety of Ixabepilone (BMS-247550) in a Phase II Study of Patients With Advanced Breast Cancer Resistant to an Anthracycline, a Taxane, and Capecitabine. J. Clin. Oncol. 25, 3407-3414 (2007).

6 Leyland-Jones, B. et al. Pharmacokinetics, Safety, and Efficacy of Trastuzumab Administered Every Three Weeks in Combination With Paclitaxel. J. Clin. Oncol. 21, 3965-3971 (2003). Only 41% of patients had prior systemic chemotherapy.

7 von Minckwitz G et el. Trastuzumab beyond progression: overall survival analysis of the GBG 26/BIG 3-05 phase III study in HER2-positive breast cancer. Eur J Cancer. 2011 Oct;47(15):2273-81. Prior therapy limited to trastuzamab alone or in combination with a taxane.

8 Verma, S. et al. Trastuzumab Emtansine for HER2-Positive Advanced Breast Cancer. N. Engl. J. Med. 367, 1783-1791 (2012).

9 Geyer, C. E. et al. Lapatinib plus Capecitabine for HER2-Positive Advanced Breast Cancer. N. Engl. J. Med. 355, 2733-2743 (2006).

10 Bartsch, R. et al. Capecitabine and Trastuzumab in Heavily Pretreated Metastatic Breast Cancer. J. Clin. Oncol. 25, 3853-3858 (2007).

11 Blackwell, K. L. et al. Randomized Study of Lapatinib Alone or in Combination With Trastuzumab in Women With ErbB2-Positive, Trastuzumab-Refractory Metastatic Breast Cancer. J. Clin. Oncol. 28, 1124-1130 (2010).

12 Cortes J, Perez-Garcia J, Levy C, Gómez Pardo P, Bourgeois H, Spazzapan S, Martínez-Jañez N, Chao TC, Espié M, Nabholtz JM, Gonzàlez Farré X, Beliakouski V, Román García J, Holgado E, Campone M. Open-label randomised phase III trial of vinflunine versus an alkylating agent in patients with heavily pretreated metastatic breast cancer. Ann Oncol. 2018 Apr 1;29(4):881-887. Doi: 10.1093/annonc/mdy051. PMID: 29481630.

13 Kazmi S, Chatterjee D, Raju D, Hauser R, Kaufman PA. Overall survival analysis in patients with metastatic breast cancer and liver or lung metastases treated with eribulin, gemcitabine, or capecitabine. Breast Cancer Res Treat. 2020 Nov;184(2):559-565. Doi: 10.1007/s10549-020-05867-0. Epub 2020 Aug 17. Erratum in: Breast Cancer Res Treat. 2021 Jun;187(2):603. PMID: 32808239; PMCID: PMC7599186.

14 O’Shaughnessy J, Brufsky A, Rugo HS, Tolaney SM, Punie K, Sardesai S, Hamilton E, Loirat D, Traina T, Leon-Ferre R, Hurvitz SA, Kalinsky K, Bardia A, Henry S, Mayer I, Zhu Y, Phan S, Cortés J. Analysis of patients without and with an initial triple-negative breast cancer diagnosis in the Phase 3 randomized ASCENT study of sacituzumab govitecan in metastatic triple-negative breast cancer. Breast Cancer Res Treat. 2022 Sep;195(2):127-139. Doi: 10.1007/s10549-022-06602-7. Epub 2022 May 11. PMID: 35545724; PMCID: PMC9374646.

15 Tripathy D, Tolaney SM, Seidman AD, Anders CK, Ibrahim N, Rugo HS, Twelves C, Dieras V, Müller V, Tagliaferri M, Hannah AL, Cortés J. ATTAIN: Phase III study of etirinotecan pegol versus treatment of physician’s choice in patients with metastatic breast cancer and brain metastases. Future Oncol. 2019 Jul;15(19):2211-2225. Doi: 10.2217/fon-2019-0180. Epub 2019 May 10. PMID: 31074641; PMCID: PMC7466911.

16 NCCN Guidelines Version 2.2019, 07/02/2019 © 2019 National Comprehensive Cancer Network (NCCN®).

Figure B: Current treatment paradigm for metastatic breast cancer including between different treatment strategies and combination therapies dependent upon biomarker identification and activity within the breast cancer signaling pathway.

Current Treatment Paradigm for Metastatic Breast Cancer (MBC)

HR+ & HER2-
Endocrine Rx & CDK4/6i or PARPi*
+/-Endocrine Rx & ADC
Systemic Chemo
*PARPi in BRACA+ patients
HR+/- & HER2+
Anti-HER2 (2 agents) & Chemo
Anti-HER2 ADC
Anti-HER2 ADC or Anti-HER2 & TKI & chemo
Anti-HER2 & chemo or TKI TKI & chemo or anti-HER2
Triple Negative
CPI & Chemo or PARP1 + Chemo
ADC or Chemo or PARPi
Targeted Agent or Chemo

Of patients treated with trastuzumab for MBC, one study showed that 241/331 (72%) progressed within 27 months (32% per year) with median survival of 13-14 months (CI 10-15 months).1 This indicates the high unmet need in this patient population which should facilitate regulatory review of novel therapies such as Bria-IMT™.

There are a number of cancer vaccines in development for breast cancer, including but not limited to TPIV200 (Marker Therapeutics, Inc.), AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at a number of different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of these compounds will not in the future be indicated for treatment of low-to-intermediate HER2 breast cancer patients and become directly competitive with Bria-IMT.

While there are many biotech companies working to create an effective breast cancer vaccine, a significant gap remains in the effectiveness and safety of second or higher lines of therapy. The most studied targeted immunotherapy, Neuvax (Galena), a HER2 peptide vaccine, failed a Phase III trial, but there is encouraging data to support at least three ongoing clinical trials combining trastuzumab with HER2 epitope immunogens.2 The National Cancer Institute (“NCI”) randomized trial adding PANVAC (a poxviral-based immunogen) to docetaxel increased the median PFS from 3.9 months to 7.9 months and is to be used as a basis for larger, more sophisticated clinical trials.3 An immunogen targeting a carbohydrate antigen, globo-H, was associated with improved PFS, but only in the subset able to mount antibody responses.4 A Johns Hopkins breast cancer trial using a breast cancer cell line transfected with the gene for GM-CSF has not been positive but, using the same cell line with trastuzumab, 40% of patients enjoyed clinical benefit (CR+PR+stable) at one year.5 Finally, the study of targeted cancer immunotherapies in combination with other therapies is receiving much attention, particularly combination with checkpoint inhibitors.6

1 Rossi, V.; Nole, F.; Redana, S.; Adamoli, L.; Martinello, R.; Aurilio, G.; Verri, E.; Sapino, A.; Viale, G.; Aglietta, M.; Montemurro, F., Clinical outcome in women with HER2-positive de novo or recurring stage IV breast cancer receiving trastuzumab-based therapy. Breast 2014, 23 (1), 44-9.

2 Mittendorf, E. A.; Peoples, G. E., Injecting Hope-A Review of Breast Cancer Vaccines. Oncology (Williston Park) 2016, 30 (5), 475-81, 485.

3 Heery, C. R.; Ibrahim, N. K.; Arlen, P. M.; Mohebtash, M.; Murray, J. L.; Koenig, K.; Madan, R. A.; McMahon, S.; Marte, J. L.; Steinberg, S. M.; Donahue, R. N.; Grenga, I.; Jochems, C.; Farsaci, B.; Folio, L. R.; Schlom, J.; Gulley, J. L., Docetaxel Alone or in Combination With a Therapeutic Cancer Vaccine (PANVAC) in Patients With Metastatic Breast Cancer: A Randomized Clinical Trial. JAMA Oncol 2015, 1 (8), 1087-95.

4 Huang, C.; Yu, A.; Tseng, L., Randomized phase II/III trial of active immunotherapy with OPT-822/OPT-821 in patients with metastatic breast cancer. J Clin Oncol 2016, 34 (15).

5 Chen, G.; Gupta, R.; Petrik, S.; Laiko, M.; Leatherman, J. M.; Asquith, J. M.; Daphtary, M. M.; Garrett-Mayer, E.; Davidson, N. E.; Hirt, K.; Berg, M.; Uram, J. N.; Dauses, T.; Fetting, J.; Duus, E. M.; Atay-Rosenthal, S.; Ye, X.; Wolff, A. C.; Stearns, V.; Jaffee, E. M.; Emens, L. A., A feasibility study of cyclophosphamide, trastuzumab, and an allogeneic GM-CSF-secreting breast tumor vaccine for HER2+ metastatic breast cancer. Cancer Immunol Res 2014, 2 (10), 949-61.

6 McArthur, H. L.; Page, D. B., Immunotherapy for the treatment of breast cancer: checkpoint blockade, cancer vaccines, and future directions in combination immunotherapy. Clin Adv Hematol Oncol 2016, 14 (11), 922-933.

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

Products/Pipeline

Bria-IMT™

About Bria-IMT ™

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

Mechanism of Action of Bria-IMT™

The mechanism of action of Bria-IMT™ is currently under investigation. It is likely that the expression of certain breast cancer antigens (proteins expressed in breast cancer cells) in Bria-IMT™ generates strong T cell and potentially antibody responses - resulting in recognition and destruction of cancerous cells.37

Bria-IMT™ is designed to secrete GM-CSF, a factor that stimulates components of the immune system. Specifically, GM-CSF activates dendritic cells, the cells that start immune responses. These activated dendritic cells then activate T cells, a key component of the immune system, to recognize the tumor cells as foreign, and eliminate them. To amplify this action, we have combined Bria-IMT™ with other immune system activators including cyclophosphamide (used in low doses to reduce immune suppression), and interferon-α, a cytokine that further activates the immune system. We believe this approach of simultaneous activation of the immune system via different pathways will improve the immune system response to attack and destroy cancer cells.

Pivotal Phase 3 Clinical Study of Bria-IMT™ in Combination with an Immune Check Point Inhibitor in Metastatic Breast Cancer

Bria-IMT™ is currently under Fast Track Designation by the FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by the FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in advanced metastatic breast cancer.

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

BriaCell’s partnership with New York Cancer & Blood Specialists (“NYCBS”) as clinical site with more than 30 locations and 35 hospital affiliations throughout Nassau and Suffolk counties, in the Bronx, Manhattan, Queens, Staten Island, and Brooklyn to conduct its pivotal Phase 3 Study of Bria-IMT™ in Advanced Breast Cancer. Currently the Phase 3 study has 14 locations throughout the USA as noted in the ClinicalTrials.gov listing https://clinicaltrials.gov/study/NCT06072612.

In collaboration with Prevail InfoWorks, Inc. (“InfoWorks”), a Philadelphia, PA based contract research organization, BriaCell continues to recruit additional sites to speed up the patient recruitment process. BriaCell has signed a Master Service and Technology Agreement (“MSTA”) agreement with InfoWorks to provide clinical services and technologies for BriaCell’s upcoming pivotal study in advanced metastatic breast cancer. Services include clinical site coordination, project management, clinical monitoring and pharmacovigilance (safety management) services, and the use of InfoWork’s integrated real-time data analytics platform, The Single Interface ®, for clinical support and real-time data analysis.

In May 2023, Prevail Partners, LLC (“Prevail Partners”), an investment fund and affiliate of InfoWorks, purchased 463,408 BriaCell common shares at a price of $8.63 for gross proceeds of $4 million, representing a 20% premium to the trailing thirty (30) trading day volume-weighted average price of the common shares of the Company on the Nasdaq Stock Exchange.

Phase 1/2 Clinical Trial of Bria-IMT™ in Combination with Immune Check Point Inhibitors in Advanced Metastatic Breast Cancer

BriaCell has been conducting a Phase 1/2a clinical trial of Bria-IMT™, in combination with immune checkpoint inhibitors such as pembrolizumab (KEYTRUDA®; manufactured by Merck & Co., Inc.) and retifanlimab, an immune checkpoint inhibitor manufactured by Incyte. The combination study is listed in ClinicalTrials.gov as NCT03328026 under FDA-approved BB-IND 10312 under protocol BRI-ROL-001 at ten clinical sites throughout the United States.

BriaCell announced benchmark-beating patient survival and clinical benefit in advanced metastatic breast cancer with median overall survival of 13.5 months in BriaCell’s advanced metastatic breast cancer patients vs. 6.7-9.8 months1 for similar patients reported in the literature.

The ongoing study of BRI-ROL-001 combination therapy studies of the Bria-IMT™ regimen with immune checkpoint inhibitors (CPI). In the ongoing study of BRI-ROL-001, in phase I the Bria-IMT™ regimen was dosed in combination with Keytruda ® in 11 patients and in 12 patients with retifanlimab, with one patient starting on the combination  with Keytruda® and crossing-over to the combination with retifanlimab (22 patients total). In phase II of the study, the Bria-IMT™ regimen is being dosed in combination with retifanlimab with patients randomized to either receive the Bria-IMT™ regimen first (16 patients) or retifanlimab first (16 patients). For the 11 patients treated in combination with Keytruda® in phase I, the disease control data is shown below:

■	11 patients were treated with Bria-IMT™ + Keytruda®
■	All patients were very heavily pre-treated with a median of 7 prior systemic therapy regimens (i.e. chemotherapy), further underscoring BriaCell’s positive patient outcomes
■	Tolerability excellent with no dose-limiting toxicities
■	Clinical benefit demonstrated: 1 PR and 3 SD in 8 immune responders

For the 12 patients treated in combination with retifanlimab in phase I, the disease control data is shown below:

■	12 patients were treated with Bria-IMT™ plus retifanlimab
■	All patients were very heavily pre-treated with a median of 5 prior systemic therapy regimens (i.e. chemotherapy), further underscoring BriaCell’s positive patient outcomes
■	Tolerability excellent with no dose-limiting toxicities
■	Efficacy: 70% (7/10) of evaluable patients showed disease control (5/10 evaluable patients including 1 PR and 4 SD) and/or progression-free survival (PFS) benefits compared with their last therapy regimen.

The overall survival of the patients for all patients on this study has been evaluated in an ongoing fashion. Since the study was largely on hold during COVID (2020 and 2021), patients dosed in 2019 and 2020 have been followed for a longer time. Therefore survival data has been evaluated for patients dosed before 2022 and since 2022. This should be considered in the context of clinical studies in patients with advanced breast cancer who have failed at least 2 prior regimens. Several recent publications are noted here:

■	Cortes J, et al. Annals of Oncology 2018: Open-label randomized Phase 3 trial
■	Patients: Median 4 prior lines of Rx; ~20% HER2 positive, ~20%TNBC; n= 298 vs 296 (vinflunine vs alkylating agent)
■	Overall Response Rate (ORR) 6% vs 4%; Clinical Benefit Rate (CBR) 44% vs 35%; Progression Free Survival (PFS) 1.9 vs 2.5 months; Overall Survival (OS) 9.3. vs 9.1 months
■	Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17: Overall survival analysis
■	Patients: 2 prior lines of Rx; 229 Rx w eribulin, 134 gemcitabine, 80 capecitabine; 29% TNBC, 62% HR+/HER2-, 9% HER2+
■	Median OS eribulin 9.8 months, gemcitabine 7.2 months, capecitabine 9.1 months
■	O’Shaughnessy J et al. Breast Cancer Res Treat. 2022: Phase 3 randomized ASCENT study
■	Patients: 4-5 prior lines of Rx; 235 on Sacituzumab, 233 on TPC; 31% non-TNBC initially, 69% TNBC at Dx
■	Patient w/o initial TNBC: ORR 31% vs 4%; CBR 44% vs 7%; PFS 4.6 vs 2.3 months; OS 12.4 vs 6.7 months
■	Patients w initial TNBC: ORR 36% vs 5%; CBR 45% vs 10%; PFS 5.7 vs 1.6 months; OS 12.1 vs 6.9 months
■	Tripathy D, et al. JAMA Oncol. 2022: Phase 3 ATTAIN Randomized Clinical Trial
■	Patients:~90% ≥4 prior lines of Rx; 92 on Etirinotecan Pegol 86 TPC; ~15% HER2+ ~40% TNBC
■	ORR 4.8% vs 2.7%; CBR 24.1% vs 9.5%; PFS 2.8 vs 1.9 months; OS 7.8 vs 7.5 months

In contrast, the Bria-IMT™ regimen, using the Phase 3 formulation, with a CPI has shown a median overall survival (OS) of 13.4 months for all patients by the Kaplan Meier method, as shown in the Figure below. For patients treated since 2022, the median OS was estimated at 15.6 months.

1Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022

Figure B. Overall Survival of Patients with Metastatic Breast Cancer treated with the Bria-IMT™ regimen using the Phase 3 formulation with a CPI.

Overall Survival
Patients Treated with the
Phase 3 Formulation
Patients treated since 2022
(n=25) Median OS 15.6
All Patients (n=37)
Median OS 13.4
Probability of Survival
100
50
0
0
10
20
30
Months

Letter of Intent from Weill Cornell Medicine Outlining Plans to Initiate a Phase 2 Clinical Trial of Bria-IMT™ in High-Risk Early-Stage Triple Negative Breast Cancer

In August, 2023, BriaCell announced that it has accepted a letter of intent from Dr. Massimo Cristofanilli, Director of Breast Medical Oncology and Associate Director of Precision Medicine in the Sandra and Edward Meyer Cancer Center at Weill Cornell Medicine, outlining the parties’ plans and commitment, upon regulatory approval, to initiate a Phase 2 investigator-initiated clinical study to evaluate BriaCell’s novel immunotherapy, Bria-IMT™, in combination with a check point inhibitor, in early stage, newly diagnosed, high-risk triple negative breast cancer patients who have failed to achieve a pathological complete response in the neoadjuvant setting. As of the date of this filing, the investigative study has not yet commenced, as the Company is focusing on its pivotal Phase 3 study.

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

Bria-IMT™ is currently manufactured under current Good Manufacturing Practices (“cGMP”) pursuant to agreements with UC Davis and with Fuji, which is located in Thousand Oaks, California.

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

On July 5, 2022, BriaCell announced that it had entered into a manufacturing service agreement with Waisman Biomanufacturing at the University of Wisconsin-Madison (“Waisman”), to manufacture Bria-Pros™, BriaCell’s off-the-shelf personalized immunotherapy for prostate cancer, for anticipated use in clinical studies. Waisman is a leading contract manufacturing organization with experience in the manufacturing of cellular therapies for clinical trials. Under the terms of the agreement, Waisman will be responsible for GMP manufacturing of Bria-Pros™ for anticipated use in clinical studies. Waisman’s expert team will be working closely with BriaCell’s scientific and product development teams to ensure timely production of Bria-Pros™ in compliance with applicable regulatory requirements by the FDA.

Pursuant to the Company’s master services agreement with Fuji, dated May 29, 2023, to manufacture Bria-IMT™, for anticipated use in clinical studies including the Phase 3 study. Fuji is a leading contract manufacturing organization with experience in the manufacturing of cellular therapies for clinical trials. Under the terms of the agreement, Fuji will be responsible for GMP manufacturing of Bria-IMT™ for anticipated use in clinical studies. Fuji’s expert team will be working closely with BriaCell’s scientific and product development teams to ensure timely production of Bria-IMT™ in compliance with applicable regulatory requirements by the FDA.

Bria-OTS™

●	Bria-OTS™: Personalized Off-the-Shelf Immunotherapy

BriaCell Phase 1/2 Study of Bria-OTS™, also known as Bria-BRES™, in metastatic breast cancer is open. The Phase 1/2 clinical study is listed on ClinicalTrials.gov as NCT06471673.

● Bucket trial with additional cancer indications planned

● Enhanced version (Bria-OTS+™) scheduled to enter the clinic 1H2025 starting with Bria-Pros™ (prostate cancer)

● We believe Bria-IMT™ is most effective in human leukocyte antigens (HLA) – type matched patients

● Bria-OTS™ is engineered to express 15 unique HLA types through 4 independent cell lines

● Provides matched treatment to greater than 99% of patients

● Simple saliva test provides HLA matched personalized off-the-shelf Bria-OTS™ immunotherapy

● HLA matched off-the-shelf therapy is faster and less costly than other expensive and complex personalized immunotherapies

● BriaCell received a Small Business Innovation Research (SBIR) grant from the National Cancer Institute (NCI) to further develop Bria-OTS™

● Ongoing collaboration with the NCI to investigate the Bria-OTS™ mechanism action

● BriaCell has secured numerous US and international patents for Bria-OTS™

● Similar immunotherapies are in development for prostate cancer (Bria-Pros™), lung cancer (Bria-Lung™), and melanoma (Bria-Mel™)

Development of Additional Immunotherapy Cell Lines

●	Based on these observations, BriaCell is extending this technology to other types of cancer by developing additional immunotherapy cell lines.

●	Cell lines currently being genetically engineered include a breast cancer cell line, a prostate cancer cell line, a non-small cell lung cancer cell line and a melanoma cell line.

●

The genetic engineering has been completed for the breast cancer cell line and GMP manufacturing completed. BriaCell is currently evaluating its personalized immunotherapy, Bria-BRES™, as monotherapy and in combination with PD-1 inhibitor tislelizumab, in a phase 1/2a study in metastatic breast cancer (ClinicalTrials.gov NCT06471673). The Phase 1/2 study is a bucket trial with initial study in breast cancer with extensions to prostate cancer, lung cancer and melanoma. .

On May 28, 2024, BriaCell announced a clinical supply agreement with BeiGene for Bria-OTS™ First in Human Study. Study is to evaluate the effects of Bria-OTS™ in combination with anti-PD-1 antibody tislelizumab, in advanced, late stage, heavily pretreated metastatic breast cancer.

In September 2024, BriaCell announced positive pre-IND meeting with FDA for Bria-PROS+™ for prostate cancer

●	Enhanced version (Bria-OTS+™) is scheduled to enter the clinic 1H2025 starting with Bria-Pros™ (prostate cancer)

BriaCell is currently developing the proprietary Bria-OTS+™ platform as the company pursues the development of Bria-BRES+™, Bria-LUNG+™ and Bria-MEL+™, for breast cancer, lung cancer and melanoma, respectively.

●	IND filings for these immunotherapy cell lines are anticipated starting in 2025.

Early Phase Programs

On August 4, 2022, BriaCell announced that it has secured an exclusive license from University of Maryland, Baltimore County (“UMBC”) to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer. Under the terms of the agreement, BriaCell has the worldwide rights to develop and commercialize sCD80, while UMBC maintains ownership of the patents. BriaCell will pay royalties to UMBC upon the commercialization of the product plus patent management costs. The licensing agreement was coordinated by UMBC’s Office of Technology Development.

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

sCD80 project is temporarily on hold as the Company focused on its pivotal Phase 3 study.

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

Production and Marketing Plan

Bria-IMT™ cells grow in simple tissue culture media and are irradiated prior to inoculation. Bria-IMT™ manufacturing will be performed by Contract Manufacturing Organizations. We have been working with FUJIFILM Diosynth Biotechnologies (“Fuji”) and the University of California, Davis Health System (“UC Davis”) GMP facility, who have developed a frozen formulation where the cells are grown, harvested and irradiated, followed by cryopreservation in a viable state. The cells are stockpiled and shipped directly to clinical sites for inoculation. Each lot of Bria-IMT™ is tested for potency (i.e. GM-CSF production), identity (i.e. HER2+ and ER/PR-) and adventitious agents to rule out contamination with infectious agents. To date, there have been no issues with these tests. Additional manufacturing facilities have been evaluated and may be enlisted as demand grows.

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

As part of the Transaction, BriaCell acquired the license agreement Sapientia entered into with Faller-Williams Technology (“FWT”), dated March 16, 2017 (the “License Agreement”), pursuant to which BriaCell acquired all rights, including composition of matter patents (the “PKCδ Patents”), and preclinical study data to a novel therapeutic technology platform, PKCδ inhibitors, which represents a unique, highly-targeted approach to treat cancer and to boost the immune system.

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

The Company has filed and owns or have licensed all rights in the following pending patent applications and issued patents:

Filed with the United States Patent and Trademark Office (“USPTO”) on June 14, 2004, U.S. Patent No. 7,674,456 B2, includes claims to the following:

1.	Compositions comprising SV-BR-1 and SV-BR-1-GM cells

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

Employees

As of the date of this filing, we had seventeen full-time employees and one part-time employee, located in various US states including: NY, FL, PA, SC, NV and NJ. We also have international employees located in Canada and Israel.

For the year ended July 31, 2024, the average number of employees was seventeen, of whom four were executive management.

Research and Development Activities and Costs

For information regarding our clinical studies, please see above under the caption “Description of the Business - Clinical Trials.”

For the years ended July 31, 2024 and 2023, we incurred $26,442,821 and $14,264,048, respectively, of net research and development expenses (excluding share based compensation allocated to research and development employees)

Property, Plant and Equipment

The Company does not own any real property. BriaCell’s corporate offices in Canada are located at Suite 300, Bellevue Centre, 235-15th Street, West Vancouver, BC V7T 2XI, and its corporate and research offices in the United States are located at 2929 Arch Street 3rd Floor, Philadelphia, PA 19104.

We consider our current office and laboratory space sufficient to meet our anticipated needs for the foreseeable future and suitable for the conduct of our business.

During the year ended July 31, 2024, we purchased certain laboratory equipment in the gross amount of $456,801.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies[1] performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulations;

●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is begun;

●	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

●	preparation of and submission to the FDA of a Biologics License Application (“BLA”), after completion of all pivotal clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with current Good Clinical Practices (“GCP”); and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

1 Note that the FDA has waived the requirement for animal studies as Bria-IMT™, Bria-BRES™ and Bria-PROS+™ are human cellular vaccines and data from animal studies would be uninterpretable.

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

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1-The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2-The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, the FDA will grant preliminary marketing authorization for drugs treating areas of high unmet medical need based on Phase 2 clinical trials. If granted, they will also require confirmatory Phase 3 evaluation post-marketing. BriaCell is evaluating Bria-IMT in patients with breast cancer who have failed at least two prior lines of therapy. In this population there is no approved therapy. Therefore, the development plan for Bria-IMT is an area of high unmet medical need. It is anticipated that BriaCell will not need to complete Phase 3 clinical trials prior to submitting the marketing application for Bria-IMT in patients with advanced breast cancer who have failed at least two prior lines of therapy. In this case, a confirmatory Phase 3 evaluation post-marketing will be required. It is anticipated that this would consist of a randomized, controlled clinical trial of Bria-IMT in combination with immune checkpoint inhibitors compared with best available therapy. However, this design is subject to negotiation with the FDA.

●	Phase 3-The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

●	Phase 4-In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

The lead drug discovery candidates for BriaPro includes:

●	Bria-TILsRx™: Multi-Specific Binding Reagents - Immunotherapy for Cancer: being developed in collaboration with ImmunoPrecise Antibodies.

●	Small Molecule Program: Protein Kinase C delta (PKCδ) Inhibitors being developed with Receptor AI.

The power of AI in drug candidate selection has been hailed by experts and investments in AI-driven drug discovery companies have tripled over the past four years, reaching $24.6 billion in 2022.2 Using AI technology to identify the next blockbuster therapies can help eliminate some of the guesswork that typically requires hundreds of lab experiments-often spread over many years-to identify promising molecules.

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

Recent Developments

On January 4, 2024, BriaCell disclosed images confirming robust anti-tumor activity in patient with “Eye-Bulging” metastatic breast cancer. Significant reduction of metastatic breast cancer tumor behind-the-eye was reported after only 3 cycles. Powerful anti-tumor response associated with reduction in proptosis (eye-bulging) and reduced ocular pain. Heavily pre-treated patient had failed 7 prior regimens including antibody-drug conjugate therapy and remains on BriaCell treatment. MRI images showed the tumor in the right orbit behind the eye with the eye not being visible pre-treatment. After treatment with the Bria-IMT™ regimen, the eye becomes visible as it has regained its normal position. Reduction in tumor size was also seen. Images of this patient are shown further below.

On February 6, 2024, BriaCell announced initiation of Good Manufacturing Practice (GMP) of its lead candidate for treating prostate cancer, Bria-Pros+™, part of the Bria-OTS+ platform of cellular immunotherapies. GMP manufacturing of Bria-Pros+ will provide clinical supplies for planned clinical trial use. As presented at the Society for the Immunotherapy of Cancer (SITC) meeting 2023, the pre-clinical proof-of-concept data demonstrated both feasibility and efficacy of BriaCell’s platform of cellular cancer vaccines overall, with specific emphasis on Bria-Pros+. BriaCell genetically engineers cancer cell lines to produce cytokines and co-stimulatory factors that significantly increase immune stimulation compared to the unmodified (parent) cancer cell lines. These cell lines also express patient-specific Human leukocyte antigens (HLA) alleles and potentially provide personalized off the shelf treatment.

On February 7, 2024, BriaCell announced strong clinical data in breast cancer patients, and reported another notable responder case. Disease control rate of 61% was observed in evaluable Phase 2 patients treated with the same formulation in BriaCell’s pivotal Phase 3 study. Disease control rate of 50% in evaluable patients treated with the Phase 3 formulation who failed prior antibody-drug conjugate (ADC) therapy. Notable responder had failed 4 prior therapies including ADC therapy with metastatic liver tumor “no longer observed” following BriaCell treatment.

On March 7, 2024, BriaCell announced that it had received and executed a letter of intent with Paula Pohlmann, MD, MSc, PhD, Associate Professor, Department of Investigational Cancer Therapeutics and Breast Medical Oncology, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center, Houston, TX to advance the clinical development of Bria-OTS+ and Bria-PROS+, BriaCell’s personalized off-the-shelf cellular cancer vaccines in advanced breast cancer and prostate cancer, respectively.

On April 9, 2024, BriaCell presented positive clinical data demonstrating unmatched progression-free-survival (PFS) and clinical efficacy in antibody-drug conjugate (ADC) resistant and central nervous system (CNS) metastatic breast cancer at two posters at the 2024 American Association for Cancer Research (AACR) Annual Meeting. Progression fee survival of 4.2 months reported in Phase 2 ADC resistant patients who received Bria-IMT™ pivotal Phase 3 formulation was twice that of controls in similar studies1. Progression-free-survival results were reinforced by larger number of prior treatments in Bria-IMT™ population than in comparable studies. Bria-IMT™ PFS compared favorably to patients’ most recent treatment PFS in 48% of patients. Additionally, Clinical benefit rate of 56% was reported in evaluable patients. Finally, 71% intracranial objective response rate (iORR) was reported in heavily pretreated patients. Findings supported clinical efficacy of Bria-IMT™ and highlighted its significant potential in managing CNS metastatic disease in advanced breast cancer.

1 Cortes J et al. Eribulin monotherapy versus treatment of physician’s choice in patients with metastatic breast cancer (EMBRACE): a phase 3 open-label randomized study. Lancet (2011) 377: 914–23.

On April 10, 2024, BriaCell reported preclinical data showing strong anti-cancer activity of its next generation, personalized, off-the-shelf, cell-based breast and prostate cancer clinical candidates, Bria-OTS+™ and Bria-PROS+™, in a poster session during the 2024 AACR Annual Meeting.

Preclinical data showed that BriaCell’s Bria-OTS+™ and Bria-PROS+™ effectively induced an anti-cancer immune response via multiple mechanisms including naïve helper and killer T cells, dendritic cells, and natural killer (NK) cells. BriaCell hypothesizes that the novel mechanisms of action may lead to strong anti-cancer activity in breast and prostate cancer patients.

On April 24, 2024, BriaCell announced an oral presentation on the clinical data of the randomized Phase 2 study evaluating Bria-IMT™ in patients with metastatic breast cancer at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting taking place May 31 – June 4 at McCormick Place, Chicago, IL. Principal Investigator and Professor of Oncology, Mayo Clinic, Saranya Chumsri, MD, provided the presentation.

Copies of the poster presentations and abstracts are posted on https://briacell.com/scientific- publications/.

On May 24, 2024, BriaCell announced doubling of progression-free-survival (PFS) and reported clinical benefit data at the 2024 American Society of Clinical Oncology (ASCO). 83% intracranial objective response rate (iORR) with Bria-IMT™ was reported in heavily pretreated advanced breast cancer patients with CNS metastases. Median progression free survival (PFS) of 4.1 months in ADC resistant patients - doubled the PFS of patients in similar studies 1,2, 3.

Clinical benefit rate of 55% in evaluable patients includes HR+, HER2+ and TNBC disease - much higher than comparable studies 1,2, 3.

On May 28, 2024, BriaCell announced a clinical supply agreement with BeiGene, Ltd. (NASDAQ: BGNE) (“BeiGene”) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s next generation immunotherapy, in combination with BeiGene’s anti-PD-1 antibody, tislelizumab, for the treatment of advanced heavily pretreated metastatic breast cancer.

On May 30, 2024, BriaCell announced the initiation of a first-in-human, Phase 1/2 study evaluating safety and efficacy of Bria-OTS™, BriaCell’s personalized off-the-shelf next generation immunotherapy, as monotherapy and in combination with PD-1 inhibitor tislelizumab, in metastatic breast cancer.

On June 3, 2024, BriaCell presented clinical efficacy data at the 2024 ASCO annual meeting. BriaCell doubled progression-free-survival (PFS) and clinical benefit rate vs historical results in the literature. Bria-IMT™ PFS compared favorably to PFS of most recent treatment in 48% of Antibody-Drug Conjugate (ADC) resistant patients. Therapy was well-tolerated with no Bria-IMT™ related discontinuations. Clinical data highlighted significant potential of Bria-IMT™ in advanced metastatic breast cancer. Superiority of selected Phase 3 regimen and formulation was confirmed. Oral presentation by Mayo Clinic Professor and Principal Investigator, Saranya Chumsri, MD, was performed.

Oral Presentation Summary

Abstract Number for Publication: 1022

Title: Outcomes of advanced/metastatic breast cancer (aMBC) treated with Bria-IMT™, an allogeneic whole cell immunotherapy.

Session Type and Title: Rapid Oral Abstract – Breast Cancer—Metastatic
Session Date and Time: 6/3/2024; 11:30 AM-1:00 PM CDT

This presentation details the results of BriaCell’s randomized Phase 2 study of Bria-IMT™ in combination with retifanlimab, an immune checkpoint inhibitor (CPI). The goal of randomization was to compare whether administration of the CPI early, in the first cycle of therapy, or later, late in the second cycle of therapy, offered any advantage. Two different formulations of Bria-IMT™ were also evaluated; one treated with interferon gamma and one untreated.

The patients entering the study were very heavily pretreated and had failed multiple prior therapies as shown in the Table 1 below.

Table 1. Prior Therapies in the Bria-IMT™ Phase 2 Study

Previous Therapies	Number of Patients (%)
Antibody-Drug Conjugates (ADC)	23 (44%)
Immune Checkpoint Inhibitor (CPI)	11 (20%)
Cyclin-Dependent Kinase (CDK) 4/6 Inhibitors	34 (63%)

A total of 54 patients were included in the Phase 1/2 study. Nearly half of these had been treated previously with an antibody drug conjugate and had progressed in their disease following this treatment. Another 20% had failed a prior immune checkpoint inhibitor. Nearly 2/3 of the patients had failed therapy with a CDK 4/6 inhibitor. On average they had failed six prior therapy attempts.

In the Phase 2 portion of the study, there were 32 patients with 16 treated with CPI early and 16 treated with CPI late. There was no statistically significant difference in progression-free survival (PFS) two groups. However, a slight advantage in the CPI early group has led this to be the selected regimen for the Phase 3 study. In the entire Phase 1/2 experience, with 54 patients, the formulation not incubated with interferon gamma showed a statistically significant improvement in PFS. Therefore, this formulation was selected for the Phase 3 study. The data are shown in Figure 1.

Figure 1. Effect of treatment sequence and formulation on PFS

Clinical benefit was seen in 55% of evaluable patients across all subtypes of breast cancer as shown in Figure 2 below.

Figure 2: Objective Response Rate (ORR) and Clinical Benefit Rate (CBR) in the Bria-IMT™ Phase 1/2 Study

The progression free survival rate and the clinical benefit rate as well as the objective response rate were markedly higher than those of similar patients treated with the treatment of their physician’s choice in other studies. Notably, “Treatment of Physician’s Choice” (TPC) will be the comparator in the Phase 3 study of Bria-IMT™. This is noted in Table 2 below.

Table 2. Comparative PFS, ORR and CBR in Similar Patients

Study	Prior Lines of Therapy (median, range)	PFS (months)	ORR (%)	CBR (%)
BriaCell’s Phase 2 study patients who received pivotal Phase 3 study formulation	6 (2-13)	3.9	9.5*	55*
BriaCell’s ADC Resistant Phase 2 patients who received pivotal Phase 3 study formulation	6 (3-13)	4.1	12**	53**
Bardia, A. et. al. [1]	4 (2-14)	1.7	4	8
Tripathy D. et. al. [2]	≥4 in 91%	1.9	3	10
O’Shaughnessy J. et. al. non-TNBC [3]	5 (2-14)	2.3	4	7
O’Shaughnessy J. et. al. TNBC [3]	4 (2-10)	1.6	5	10

*Data is for evaluable patients, n=42 with 12 not evaluable.
** Data is for evaluable patients, n = 17 with 6 not evaluable.
References: Data is shown for the intent to treat population for the control group treated with treatment of physician’s choice, which is the comparator in the BriaCell Phase 3 study
1. Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744.
2. Tripathy D, et al. JAMA Oncol. 2022 Nov 1;8(11):1700-1701. jamaoncol.2022.4346. PMID: 36136348. This paper describes patients with brain metastases.
3. O’Shaughnessy J, et al. Breast Cancer Res Treat. 2022 Sep;195(2):127-139.

For additional detailed information of the clinical data on the oral presentation, please visit https://briacell.com/scientific-publications/.

On July 18, 2024, BriaCell reported significantly higher PFS for its top responder patient in the Phase 2 study of BriaCell’s Bria-IMT™ regimen in combination with an immune checkpoint inhibitor in metastatic breast cancer. The patient remains alive and she continues to receive BriaCell’s treatment regimen.

On September 10, 2024, BriaCell announced that it received positive feedback from its Pre-Investigational New Drug Application (“Pre-IND”) meeting with the FDA for Bria-PROS+™ in prostate cancer. As a result of the Pre-IND meeting, the FDA waived the animal toxicology and animal pharmacokinetic (PK) studies requirement for opening the IND, greatly simplifying the development pathway for Bria-PROS+™. Other areas of discussion included BriaCell’s plan to initiate the Phase 1/2 study pending completion of standard manufacturing and testing requirements.

On September 11, 2024, BriaCell reported positive updated overall survival data in its Phase 2 clinical study of Bria-IMT™ in combination with a CPI in late stage metastatic breast cancer. Median overall survival of 15.6 months in Phase 2 Bria-IMT™ study patients treated in combination with immune checkpoint inhibitor was reported. Overall survival of 15.6 months compares favorably with 6.7-9.3 months reported for similar patients in the literature. The Company’s ongoing Phase 3 study is investigating Bria-IMT™ in similar metastatic breast cancer population. No drug related discontinuations have been reported to date.

On September 12, 2024, the Company closed a registered direct offering for the purchase and sale of 12,325,000 common shares of the Company for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses. In addition, the Company issued 616,250 placement agent warrants. The placement agent warrants have a term of five years commencing September 11, 2024, are exercisable commencing March 11, 2025, and have an exercise price of $0.8625 per common share.

On September 18, 2024, BriaCell announced FDA-Authorized expanded access policy for metastatic breast cancer patients. The FDA has authorized the Expanded Access Policy (EAP) to help metastatic breast cancer patients in need for novel treatments. Expanded access policy is expected to provide potential lifesaving Bria-IMT™ to those cancer patients in need beyond the scope of BriaCell’s pivotal Phase 3 clinical trial.

On October 1, 2024, BriaCell reported 100% resolution of brain metastasis in breast cancer patient with “Eye-Bulging” tumor. Dramatic anti-tumor response included complete resolution of right temporal lobe brain metastasis in patient with “Eye-Bulging” metastatic breast cancer. Heavily pre-treated patient had failed 8 prior regimens including antibody-drug conjugate (ADC) therapy and continued to receive BriaCell treatment.

Figure 1: Bria-IMT™ regimen resulted in 100% resolution of tumor in the right temporal lobe region of the brain

As shown in Figure 1, the right temporal lobe lesion is no longer detectable on the images taken at 8 months and 11 months on the Bria-IMT™ combination regimen. The orbital lesion has continued to shrink markedly (Figure 2). In addition, her tumor markers (blood tests that correlate with the amount of tumor in the body) remain markedly decreased from her pre-treatment levels.

Figure 2: Bria-IMT™ regimen resulted in near complete resolution of breast cancer tumor in the right orbit (behind the eye)

On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 5,128,500 common shares of the Company and warrants to purchase up to an aggregate of 5,128,000 common shares of the Company for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $0.975. The warrants have an exercise price of $0.85 per share, and are immediately exercisable for a period of five years from grant date. In addition, the Company issued 256,425 placement agent warrants. The placement agent warrants are immediately exercisable for a period of five years from grant date at an exercise price of $1.21875.

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

Risks Related to Our Business

We have a history of losses, may incur future losses and may not achieve profitability

BriaCell is a development stage immune-oncology biotechnology corporation that to date has not recorded any revenues from the sale of diagnostic or therapeutic products. Since incorporation, BriaCell has accumulated net losses and expects such losses to continue as it commences product and pre-clinical development and eventually enters into license agreements for its technology. We incurred net losses of $4,791,466 and $20,302,394 in the fiscal years ended 2024 and 2023, respectively. Management expects to continue to incur substantial operating losses unless and until such time as product sales generate sufficient revenues to fund continuing operations. BriaCell has neither a history of earnings nor has it paid any dividends, and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future.

There is substantial doubt about our ability to continue as a going concern

The Company has incurred significant losses since its inception, including net losses of $4,791,466 and $20,302,394 in the fiscal years ended 2024 and 2023, respectively, and an accumulated deficit of $85,443,697 and $80,652,231 as of July 31, 2024 and July 31, 2023, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks, focusing on transitioning towards revenue generation from its existing product offerings and expanding its customer base. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

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

Pre-clinical studies and initial clinical trials are not necessarily predictive of future results

Pre-clinical tests and Phase 1/2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in pre-clinical and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Favorable results in early trials may not be repeated in later trials.

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

We are highly dependent on our key personnel

Although the Company is expected to have experienced senior management and personnel, the Company will be substantially dependent upon the services of a few key personnel, particularly Dr. William V. Williams, Dr. Giuseppe Del Priore, Dr. Miguel Lopez-Lago and other professionals for the successful operation of its business. Pivotal Phase 3 of Bria-IMT™ regimen with an immune check point inhibitor, and Phase 1/2 study of Bria-OTS ™, and the Company’s research and product development is planned to be completed by qualified professionals and is expected to concentrate on treatment of advanced breast cancer and prostate cancer. The loss of the services of any of these personnel could have a material adverse effect on the business of the Company. The Company may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

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

If the Company experiences a data security breach and confidential information is disclosed, the Company may be subject to penalties and experience negative publicity

The Company and its customers could suffer harm if personal and health information were accessed by third parties due to a system security failure. The collection of data requires the Company to receive and store a large amount of personally de-identifiable data. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting legislative proposals addressing data privacy and security. The Company may become exposed to potential liabilities with respect to the data that it collects, manages and processes, and may incur legal costs if information security policies and procedures are not effective or if the Company is required to defend its methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to its methods of handling such information could have a material adverse effect on the Company’s business, financial condition and results of operations due to the costs and negative market reaction relating to such developments.

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

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as the war in the Middle East, a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

A material breach in security relating to the Company’s information systems and regulation related to such breaches, cyber-attacks, or other disruptions could adversely affect the Company, expose us to liability and affect our business and reputation.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging the Company’s reputation. Any person who circumvents the security measures could steal proprietary or confidential customer information or cause interruptions in the Company’s operations.

We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” disgruntled current or former employees, nation-state and nation-state supported actors, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

We have implemented information security measures to protect our systems, proprietary information, and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

Any security breach or other incident, whether real or perceived, could cause us to suffer reputational damage. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. The Company’s failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm the Company’s reputation and business and financial results.

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

On July 3, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the Company’s Market Value of Listed Securities (“MVLS”) for the 33 consecutive business days from May 15, 2024, to July 2, 2024, the Company did not meet the minimum MVLS of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2). The letter also indicated that the Company will be provided with the Compliance Period of 180 calendar days, or until December 30, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(C). If we regain compliance with the MVLS, Nasdaq will provide written confirmation to us and close the matter.

In the event that we do not regain compliance prior to the end of the compliance period, we will receive written notification that our securities are subject to delisting, at which point we may appeal the delisting determination.

In addition, on August 22, 2024, the Company received a letter from the Nasdaq Listing Qualifications Department notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common shares have been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until February 18, 2025, to regain compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance with the Minimum Bid Price Requirement by February 18, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (which the Company currently does not meet) with the exception of the Minimum Bid Price Requirement and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse split of its common shares, if necessary. If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by February 18, 2025, Nasdaq will provide written notification to the Company that its common shares are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If Nasdaq determines to delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●the liquidity of our common shares;

●the market price of our common shares;

●our ability to obtain financing for the continuation of our operations;

●the number of investors that will consider investing in our common shares;

●the number of market makers in our common shares;

●the availability of information concerning the trading prices and volume of our common shares; and

●the number of broker-dealers willing to execute trades in shares of our common shares.

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

We have a significant number of restricted share units, options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital

As of October 28, 2024, we had outstanding restricted share units, options and warrants to purchase 18,428,012 common shares, respectively. The holders of these restricted share units, options and warrants are given the opportunity to profit from a rise in the market price of our common shares. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these securities are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Additionally, the exercise of these options and warrants will cause an increase of our outstanding common shares, which could have the effect of substantially diluting the interests of our current shareholders.

Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. As of October 28, 2024, we have 18,428,012 shares issuable upon exercise of restricted share units, options and warrants. Sales of shares by these shareholders could have a material adverse effect on the trading price of our common shares. We intend to register the offering, issuance, and sale of all common shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We intend to take advantage of these exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year of the fifth anniversary of our initial public offering in the United States, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common shares that is held by non-affiliates exceeds $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets. Asset value is based on which the fair market value of each asset, including goodwill and going concern value (which may be determined by reference to the market value of our common shares, which may be volatile). Our status will also depend, in part, on when and how we utilize the cash proceeds from any securities offerings our business. Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we believe that we will be classified as a PFIC for the taxable year ending July 31, 2024, and possibly for succeeding years. However, even if we are classified as a PFIC for the year ending July 31, 2024, under an exception to the PFIC classification rules, we may be able to avoid such classification altogether if we can meet certain conditions set forth in the exception. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance as to our status as a PFIC in any taxable year.

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

If estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy liquidity requirements, the Company may arrange additional financings

BriaCell expects that its current cash and cash equivalent reserves will be sufficient to meet its anticipated needs for working capital and capital expenditures for the near future. In the future, the Company may also arrange financings to give it the financial flexibility to pursue attractive acquisition or investment opportunities that may arise. The Company may pursue additional financing through various means, including equity investments, issuances of debt, joint venture projects, licensing arrangements or through other means. The Company cannot be certain that it will be able to obtain additional financing on commercially reasonable terms or at all. The Company’s ability to obtain additional financing may be impaired by such factors as the status of capital markets, both generally and specifically in the pharmaceutical and medical device industries, and by the fact that it is a new enterprise without a proven operating history. If the amount of capital raised from additional financing activities, together with revenues from operations (if any), is not sufficient to satisfy the Company’s capital needs, it may not be able to develop or advance its products, execute its business and growth plans, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer or partner requirements. If any of these events occur, the Company’s business, financial condition, and results of operations could be adversely affected. Any future equity financings undertaken are likely to be dilutive to existing shareholders. Finally, the terms of securities issued in future capital transactions may include preferences that are more favorable to new investors.

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

Because we are a corporation incorporated in British Columbia and some of our directors and officers are resident in Canada or other countries, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers residing outside of Canada

We are a corporation incorporated under the laws of British Columbia with our registered office in West Vancouver. Some of our directors and officers and the auditors or other experts named herein are residents of Canada and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States, or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.

Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process. To the extent our processes identify a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Senior management, including the Company’s Chief Executive Officer and Chief Financial Officer are responsible for assessing and managing cybersecurity risk, and providing briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to the Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.

The Company retained an information technology expert third party company to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third party consultant and material and potentially material incidents would be assessed by management and the Audit Committee for remediation and future prevention and detection.

The Company, at least annually, updates its policies or procedures that could help mitigate cybersecurity risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

ITEM 2. PROPERTIES

As of August 2024, the Company commenced a month-to-month lease arrangement for office and lab space in Philadelphia, Pennsylvania, in the amount of approximately $38,110 per month. The Company also maintains office space in West Vancouver, British Columbia Canada.

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

Number of Shareholders

As of October 28, 2024, we have approximately 47 shareholders of record of our common shares.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

The preparation of our consolidated financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates or other forward-looking statements under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our actual results may differ materially as a result of many factors, including those set forth under the headings entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

BriaCell is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal Phase 3 study in metastatic breast cancer. Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration(the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer. BriaCell reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with median overall survival of 13.4 months in BriaCell’s metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab at the 2023 San Antonio Breast Cancer Symposium. A completed Bria-IMT™ Phase 1 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy. BriaCell is also developing personalized off-the-shelf immunotherapies, Bria-OTS™ and Bria-OTS+™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

Critical Accounting Policies and Estimates

1. Critical Estimates and Judgements

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. The financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and also in future periods when the revision affects both current and future periods.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes (“FASB ASC 740”), on a tax jurisdictional basis. The Company files income tax returns in the United States.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and the consolidated financial statements reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

Provision for Income Taxes. Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the Consolidated balance sheet and Consolidated Statements of Operations and Comprehensive Loss

Intangible assets

Intangible assets are tested for impairment annually or more frequently if there is an indication of impairment. The carrying value of intangibles with definite lives is reviewed each reporting period to determine whether there is any indication of impairment. If there are indications of impairment, the impairment analysis is completed and if the carrying amount of an asset exceeds its recoverable amount, the asset is impaired and impairment loss is recognized.

Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2024, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

The useful life of property and equipment

Property and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets will be used which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the amounts charged to the consolidated statement of operations and comprehensive loss in specific periods.

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 51.2% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

2. New Accounting Policies Adopted

No new accounting policies were adopted during the year ended July 31, 2024.

Results of Operations

Comparison of the year ended July 31, 2024, compared to the year ended July 31, 2023

Research Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by project:

	Year ended July 31,
	2024	2023

Clinical trials	$15,833,879	$7,843,760
Pre-clinical projects	7,727,058	3,787,673
Chemical, Manufacturing and Control Costs (“CMC Costs”)	1,685,223	1,801,287
Other	1,931,646	1,903,918
	$27,177,807	$15,336,638

Our clinical trial expenses include our immunotherapy program, Bria-IMT™, a 46-subject Phase 1/2a clinical trial. Clinical trial expenses increased in 2024 as we recruited more patients into the Bria-IMT™ trial and began setting up the Bria-OTS™ trial. Clinical trial expenses increased in 2024 as patients stayed in the trial for a longer period of time (i.e. a longer than expected overall survival). Additionally, our costs increased significantly compared with the same period in 2023 for much higher set up costs for the pivotal Phase 3 study of Bria-IMT™ combination regimen with Retifanlimab in advanced breast cancer, and additional expenses in preparation for the upcoming clinical studies of Bria-OTS™.

Our clinical trial expenses are broken down as follows:

	Year ended July 31,
	2024	2023
Bria-IMT™ Pivotal Phase 3 study	$10,518,593	$2,801,978
Bria-IMT™ Phase 1/2a	3,846,033	4,577,457
Indirect research and development expenses allocated to trials	1,469,253	464,325
	$15,833,879	$7,843,760

During the year ended July 31, 2024 we pivoted from our Bria-IMT™ Phase 1/2a study to the Bria-IMT™ Pivotal Phase 3 Study.

Pre-clinical projects include expenses incurred in our off-the-shelf personalized immunotherapies, including Bria-OTS+™, and Bria-PROS™. Our pre-clinical costs have increased in 2024 as we hired more staff to accelerate our existing pre-clinical program and added an additional pre-clinical program (sCD80). Towards the end of 2024 the financial year end, we have slowed these programs in order to direct more attention and resources to our clinical trials.

CMC costs include the manufacturing of Bria-IMT™ and Bria-OTS™ and all quality control and quality assurance testing on the investigational product. CMC costs decreased in 2024; this reduction can be attributed to efficiencies gained in the manufacturing process and a streamlined approach to quality control.

Other costs are ancillary expenses we incur such as costs to maintain our patents, investigation of early-stage projects, scientific advisory board expenses, contracts with vendors for pre-clinical work, and administration costs associated with all our research and development expenditure. Other costs increased in 2024 as we investigated additional potential pre-clinical projects.

The following is a breakdown of our research and development costs by nature of expenses:

	Year ended July 31,
	2024	2023

Clinical trial sites and investigational drug costs	$20,890,266	$9,611,630
Wages and salaries	4,567,307	3,878,367
Laboratory rent	420,310	194,880
Supplies	496,312	579,169
Depreciation	68,626	-
Share-based compensation	734,986	1,072,592
	$27,177,807	$15,336,638

For the year ended July 31, 2024, research costs totaled $27,177,807, compared to $15,336,638 for the same period in 2023. The increase primarily resulted from the expansion of the Company’s Bria-IMT™ trial and higher clinical trials and investigational drug costs, which rose from $9,611,630 in 2023 to $20,890,266 in 2024. Wages and salaries increased from $3,878,367 to $4,567,307, reflecting the hiring of additional employees. Additionally, non-cash share-based compensation expenses decreased from $1,072,592 in 2023 to $734,986 in 2024, offsetting some of the overall increase in research and development expenses.

General and Administrative Expenses

For the year ended July 31, 2024, general and administrative expenses amounted to $6,152,269 as compared to $7,935,626 for the year ended July 31, 2023. The decrease in general and administrative expenses primarily stems from lower insurance premiums, professional fees and share-based compensation expenses. The Company has reduced general and administrative expenses in order to devote more resources to its clinical program.

Financial income (expenses), net

For the year ended July 31, 2024, financial income, net amounted to $262,566, compared to $850,340 for the year ended July 31, 2023. Financial income for 2024 primarily consists of interest income of $288,018, offset by a foreign exchange loss of $25,450. In comparison, for the year ended July 31, 2023, interest income was $891,213, while foreign exchange losses totaled $40,873. The decrease in financial income from 2023 to 2024 reflects lower interest income due to reduced cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss for the year ended July 31, 2024, of $4,791,466, compared to $20,302,394 for the year ended July 31, 2023. The loss in 2024 primarily stems from increased operational spending, particularly in research and development. However, the decrease in the fair value of the warrant liability substantially offset the increase in research and development expenses, leading to a significantly lower reported loss for the year. In contrast, the larger loss in 2023 is attributed to lower operational costs but a smaller decrease in the warrant liability, which did not offset expenses to the same extent as in 2024. This highlights the significant role the warrant liability valuation plays in influencing the Company’s overall financial performance.

Liquidity and Capital Resources

As of July 31, 2024, the Company has a negative working capital of ($3,807,303) (July 31, 2023- $25,147,050) and an accumulated deficit of $85,443,697 (July 31, 2023 - $80,652,231).

As of July 31, 2024, the Company’s capital resources consist primarily of cash and cash equivalents, comprised mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. To this end, for several months during calendar year 2024, certain directors and officers agreed to defer payment of their directors’ fees/compensation until we completed a financing, after which, these fees were paid in full. Further, certain officers have indicated their willingness to receive a portion of their compensation in shares of the Company, subject to applicable Nasdaq rules. In addition, we continue to reduce expenditure on certain non-core activities whilst maintaining our focus on our Phase 3 Bria-IMT™ pivotal study in advanced metastatic breast cancer.

During the year ended July 31, 2024, the Company’s overall position of cash and cash equivalents decreased by $20,389,003 from the year ended July 31, 2023 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended July 31, 2024, was $24,126,128 as compared to $23,744,860 for the year ended July 31, 2023. Although the operating loss was higher during the period ended July 31, 2024, this was offset by an increase in accounts payable, such that the cash flows from operating activities during both periods were similar.

Cash generated from financing activities for the year ended July 31, 2024, was $4,418,926, as compared to $3,954,300 for the year ended July 31, 2023. In both periods, this relates to proceeds for the issuance of shares.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of July 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of July 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of July 31, 2024, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no material changes in our internal control over financial reporting during the quarter ended July 31, 2024. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of October 28, 2024. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
William V. Williams, MD, FRCP	69	President, Chief Executive Officer, and Director
Gadi Levin, CA, MBA	51	Chief Financial Officer and Corporate Secretary
Giuseppe Del Priore, MD, MPH	62	Chief Medical Officer
Miguel A. Lopez-Lago, PhD	55	Chief Scientific Officer
Jamieson Bondarenko, CFA, CMT	41	Chairman of the Board of Directors
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	68	Director
Marc Lustig, MSC, MBA	52	Director
Martin E. Schmieg	62	Director
Rebecca Taub, MD	72	Director
Jane A. Gross, PhD	67	Director

Biographies

William V. Williams, MD, President, Chief Executive Officer and Director, is a seasoned biopharmaceutical executive with over 35 years of industry and academic expertise, including significant clinical management in multinational pharmaceutical companies. Dr. Williams has served as President, Chief Executive Officer and Director of the Company since November 1, 2016. Dr. Williams served as Vice President of Exploratory Development at Incyte Corporation from March 2005 through November 2016. There he facilitated entry of over 20 compounds into the clinic, including ruxolitinib (Jakafi), and baricitinib (Olumiant), and facilitated their development through post-approval. Dr. Williams held several positions at GlaxoSmithKline Pharmaceuticals, including Head of Experimental Medicine and Vice President of Clinical Pharmacology and Experimental Medicine from December 2000 through March 2002; Director and Head of Clinical Pharmacology, Oncology, Musculoskeletal and Inflammation from March 2002 through December 2004 and Director and Head of Clinical Pharmacology, Musculoskeletal, Inflammation, Gastrointestinal and Urology from December 2004 through March 2005. He has also served as Assistant Professor of Medicine and the Director of Rheumatology Research at the University of Pennsylvania from July 1991 through January 1998. Dr. Williams earned his BSc in Chemistry and Biotechnology from Massachusetts Institute of Technology and Medical Doctorate from Tufts University School of Medicine. We believe that Dr. Williams is qualified to serve as a member of our Board because of his experience as our President and Chief Executive Officer, as well as his depth of academic and industry experience.

Gadi Levin, CA, MBA, Chief Financial Officer and Secretary, was appointed Chief Financial Officer and Secretary of the Company on February 1, 2016. Mr. Levin has also served as Chief Financial Officer and Director of Vaxil Bio Ltd since March 1, 2016, and as the Finance Director of Eco (Atlantic) Oil & Gas Ltd. since December 1, 2016. Mr. Levin has over 20 years of experience working with public U.S., Canadian and multi-jurisdictional public companies. Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp from November 2013 through January 2015. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in initial public offerings. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

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

Marc Lustig, Director, was appointed to the Company’s Board on September 1, 2021. Mr. Lustig is a highly regarded investor, entrepreneur, and corporate finance veteran with a deep understanding of the life sciences industry, including biotechnology and pharmaceuticals, as well as the legal cannabis industry. He holds MSc and MBA degrees from McGill University. His professional experience includes working at Merck & Co., and his capital markets career includes roles in biotechnology equity research and corporate finance. Mr. Lustig was the founder and CEO of Origin House, which was sold to Cresco Labs Inc. (CSE: CL; OTCQX: CRLBF) in 2020. In addition to being a director of a number of public companies, he founded the Lustig Family Medical Cannabis Research & Care Fund of the Cedars Cancer Foundation that provides cannabis to palliative cancer patients. We believe that Mr. Lustig is qualified to serve as a member of our Board because of his industry-specific and capital markets experience.

Martin Schmieg, Director, rejoined the Company’s Board on November 24, 2020. Having served as a member of BriaCell’s Board from 2016 to March 2019, Mr. Schmieg is a “C” level executive with 30 years of business experience and a diversified background in the global biotech, pharmaceutical and med-tech industries. He currently serves as Co-Founder, Chief Executive and Financial Officer of Clear Intradermal Technologies, Inc. (formerly, ClearIt LLC), Chief Executive Officer of TrueBinding, Inc., Managing Partner of Soar Venture Capital Partners, LLC, and as a Venture Partner of Convergence Ventures LLC. As a hands-on leader, Mr. Schmieg’s early career focused on accounting and financial management responsibilities, serving as Chief Financial Officer to privately held Cytometrics, Inc. and Advanced Bionics Corporation, and publicly traded Sirna Therapeutics, Inc. and Isolagen, Inc. We believe that Mr. Schmieg is qualified to serve as a member of our Board because of his long-term familiarity with the Company and his perspective and experience in relevant industries.

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

Director Independence

Under the Nasdaq Rules, independent directors must comprise a majority of a listed company’s board of directors. For purposes of the Nasdaq Rules, an independent director means a person other than an executive officer or employee of the company who, in the opinion of the board of directors, has no relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under NI 58-101, a director is considered to be independent if he or she is independent within the meaning of Section 1.4 of National Instrument 52-110-Audit Committees. Section 1.4 of NI 52-110 generally provides that a director is independent if he or she has no direct or indirect relationship with the issuer which could, in the view of the issuer’s board of directors, be reasonably expected to interfere with the exercise of the director’s independent judgment.

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

During the year ended July 31, 2024, the Audit Committee held 5 meetings in person or through conference calls. As part of its job to foster open communication, the Audit Committee meets at least annually with the external auditors.

To fulfill its responsibilities and duties, the Audit Committee:

●	Reviews and updates the Audit Committee’s charter annually;
●	Reviews the Company’s consolidated financial statements, Management Discussion & Analysis and any annual and interim earnings, press releases before the Company publicly discloses this information and any reports or other financial information (including quarterly financial statements), which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the external auditors;
●	Reviews annually, the performance of the external auditors who shall be ultimately accountable to the Board and the Committee as representatives of the shareholders of the Company;
●	Obtains annually, a formal written statement of external auditors setting forth all relationships between the external auditors and the Company, consistent with Independence Standards Board Standard I;
●	Reviews and discusses with the external auditors any disclosed relationships or services that may impact the objectivity and independence of the external auditors;
●	Takes, or recommends that the full Board takes, appropriate action to oversee the independence of the external auditors;
●	Recommends to the Board the selection and, where applicable, the replacement of the external auditors nominated annually for shareholder approval;
●	Reviews and approves the Company’s hiring policies regarding partners, employees and former partners and employees of the present and former external auditors of the Company;
●	Reviews and pre-approves all audit and audit-related services and the fees and other compensation related thereto;
●	In consultation with the external auditors, reviews with management the integrity of the Company’s financial reporting process, both internal and external;

●	Considers the external auditors’ judgments about the quality and appropriateness of the Company’s accounting principles as applied in its financial reporting;
●	Considers and approves, if appropriate, changes to the Company’s auditing and accounting principles and practices as suggested by the external auditors and management;
●	Reviews significant judgments made by management in the preparation of the financial statements and the view of the external auditors as to appropriateness of such judgments;
●	Following completion of the annual audit, reviews separately with management and the external auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information;
●	Reviews any significant disagreement among management and the external auditors in connection with the preparation of the financial statements;
●	Reviews with the external auditors and management the extent to which changes and improvements in financial or accounting practices have been implemented;
●	Reviews any complaints or concerns about any questionable accounting, internal accounting controls or auditing matters;
●	Reviews certification process; and
●	Reviews any related-party transactions.

Principal Accountant’s Fees

External Audit Service Fees

The following table sets forth the aggregate fees paid to the Company’s external auditors, Chartered Professional Accountants, by the Company during the financial years ended July 31, 2024 and 2023:

	Year ended July 31, 2024	Year ended July 31, 2023
Audit Fees	$210,778	$153,000
Audit-Related Fees	-	113,000
Tax Fees	18,650	81,400
All Other Fees	14,530	-
Total:	$243,958	$347,400

Compensation Committee

Our compensation committee is comprised of Mr. Embro-Pantalony, Mr. Marc Lustig and Mr. Schmieg and is chaired by Mr. Schmieg. The Compensation Committee is appointed by the Board to assist in promoting a culture of integrity throughout the Company, to assist the Board in setting director and senior executive compensation, and to develop and submit to the Board recommendations with respect to other employee benefits as the Compensation Committee sees fit. In the performance of its duties, the Compensation Committee is guided by the following principles:

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

When determining compensation payable, the Compensation Committee considers both external and internal data. External data includes general market conditions and well as information regarding compensation paid to directors, CEOs and CFOs of companies of similar size and at a similar stage of development in the industry. Internal data includes annual reviews of the performance of the directors, CEO and CFO in light of the Company’s corporate objectives and considers other factors that may have impacted the Company’s success in achieving its objectives. During the year ended July 31, 2024, the Compensation Committee held two meetings in person or through conference calls.

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

Our Nominating and Corporate Governance Committee is currently comprised of Mr. Marc Lustig and Dr. Taub and is chaired by Mr. Lustig. During the year ended July 31, 2024, the Nominating and Corporate Governance Committee held one meeting.

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

The BCBCA provides certain protections under Part 5 - Management, Division 5 - Indemnification of Directors and Officers and Payment of Expenses, to our current and former directors and officers, as well as other eligible parties defined in Section 159 of the BCBCA (the “Eligible Parties”, each an “Eligible Party”). The Company will indemnify the Eligible Parties, to the fullest extent permitted by law and subject to certain limitations listed in Section 163 of the BCBCA, against any proceeding in which an Eligible Party or any of the heirs and personal or other legal representatives of the Eligible Party, by reason of the Eligible Party being or having been a director or officer of, or holding or having held a position equivalent to that of a director or officer of, the Company or an associated corporation (a) is or may be joined as a party, or (b) is or may be liable for or in respect of a judgment, penalty or fine in, or expenses related tom, the proceeding.

We maintain insurance policies relating to certain liabilities that our directors and officers may incur in such capacity.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended July 31, 2024 and July 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William V. Williams, MD, FRCP	2023	736,555(2)	48,750		430,209	-	1,215,514
President and Chief Executive Officer	2024	734,419	-		342,651	-	1,077,070
Gadi Levin, CA, MBA	2023	285,715	18,750	-	86,970	-	391,435
Chief Financial Officer and Corporate Secretary	2024	443,000	-		77,730		520,730
Giuseppe Del Priore, MD, MPH	2023	466,927	25,578	-	456,396	-	948,901
Chief Medical Officer	2024	540,329	-		240,516	-	780,844
Miguel A. Lopez-Lago, PhD	2023	282,247	16,650	-	69,547	-	368,444
Chief Scientific Officer	2024	357,745	-		35,863		393,608

(1)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each option award, refer to Note 2 of the financial statements included in this annual report.

(2)	Dr. Williams has indicated his willingness to receive a portion (approximately $281,250) of his compensation in shares of the Company, subject to applicable Nasdaq rules. The Company anticipates that these shares/RSU’s will be issued in November 2024

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and RSU awards held by each of our named executive officers that were outstanding as of July 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William V. Williams, MD, FRCP	200,000	-	4.24	03/29/26	-	-
	22,300	-	8.47	01/13/27	-	-
	101,800	-	6.14	08/02/27	-	-
	25,000	15,000	6.03	06/20/28	15,000	-
		-	0.00	08/02/27	-
Gadi Levin, CA, MBA	75,000	-	4.24	03/29/26	-
	20,000	-	4.71	05/20/27	-	-
	20,300	-	6.14	08/02/27	-	-
Giuseppe Del Priore, MD, MPH	150,000	-	7.51	02/16/27	-	-
	10,000	-	6.14	08/02/27	-	-
Miguel A. Lopez-Lago, PhD	15,000	-	8.47	01/13/27	-	-
	10,000	-	6.14	08/02/27	-	-

(1)	Restricted Share Units

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended July 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jamieson Bondarenko, CFA, CMT	204,786	-	459,321	-	664,106
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	84,016	-	91,864	-	175,880
Marc Lustig, MSC, MBA	66,060	-	91,864	-	157,924
Martin E. Schmieg	75,000	-	91,864	-	166,864
Rebecca Taub, MD	50,004	-	91,864	-	141,868
Jane A. Gross, PhD	54,996	-	91,864	-	146,860

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

Gadi Levin

On March 2, 2022, we entered into an executive employment agreement with Gadi Levin, our Chief Financial Officer (the “Levin Employment Agreement”), effective January 1, 2022. The Levin Employment Agreement provides for a part-time position (80%), $350,000 annual salary (“Base Salary”) and standard employee benefit plan participation. Our Board approved a annual discretionary bonus of (i) up to 30% of Mr. Levin’s yearly salary; and (ii) $100,000 in stock options, which vest over a four year period per calendar year. In addition, Mr. Levin was granted 20,000 options in accordance with the terms of the Company’s stock option plan. During August 2022, Mr. Levin’s Base Salary was increased to $250,000, retroactively to January 1, 2022. On May 1, 2023, Mr. Levin’s Base Salary was increased to $350,000 per annum.

Miguel Lopez-Lago

On May 26, 2022, we entered into an employment agreement with Miguel Lopez-Lago, our Chief Scientific Officer (the “Lopez-Lago Employment Agreement”). The Lopez-Lago Employment Agreement provides for $210,000 annually for Mr. Lopez-Lago’s duties as our Chief Scientist Officer. On May 1, 2023, Mr. Lopez-Lago’s annual salary was increased to $325,000 per annum.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of July 31, 2024. All of the outstanding awards listed below were granted under our stock option plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by shareholders	12,752,637	$5.12	611,299
Equity compensation plans not approved by shareholders	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common shares as of October 28, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each shareholder known by us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares that may be acquired by an individual or group within 60 days of October 28, 2024, pursuant to the exercise of options or warrants, vesting of common shares or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 36,183,161 common shares issued and outstanding as of October 28, 2024.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all common shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o BriaCell Therapeutics Corp., Suite 300 - 235 15th Street, West Vancouver, BC V7T 2X1.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers
Jamieson Bondarenko, CFA, CMT(1)	769,856	4.07%
William V. Williams, MD, FRCP(2)	552,738	3.00%
Gadi Levin, CA, MBA(3)	118,110	*
Giuseppe Del Priore, MD, MPH(4)	160,000	*
Miguel A. Lopez-Lago, PhD(5)	25,000	*
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC(6)	114,524	*
Marc Lustig, MSC, MBA	3,595,870	10.03%
Martin E. Schmieg(7)	105,574	*
Rebecca Taub, MD(8)	50,000	*
Jane A. Gross, PhD(9)	90,000	*
All current named executive officers and directors as a group (10 persons)	5,581,672	15.58%

5% or Greater Shareholders
Marc Lustig, MSC, MBA (10)	3,595,870	10.03%
CVI Investments, Inc.(11)	2,608,695	7.28%

*	Represents beneficial ownership of less than 1%.

Notes :

(1)	Includes 150,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 250,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027, 150,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028 and 100,000 BriaCell Warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026.
(2)	Includes 200,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 22,300 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027, 101,800 shares underlying options with an exercise price of C$8.38, expiring on August 2, 2027, 40,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028 and 29,802 BriaCell Warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026 and 19,200 restricted share units.
(3)	Includes 75,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 20,000 shares underlying options with an exercise price of $4.71, expiring on May 20, 2027 and 20,300 shares underlying options with an exercise price of C$8.38, expiring on August 2, 2027.
(4)	Includes 150,000 shares underlying options with an exercise price of $7.51, expiring on February 16, 2027 and 10,000 shares underlying options with an exercise price of C$8.38, expiring on August 2, 2027.
(5)	Includes 15,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027 and 10,000 shares underlying options with an exercise price of C$8.38, expiring on August 2, 2027.
(6)	Includes 25,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 50,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027 and 25,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028.
(7)	Includes 25,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 50,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027 and 40,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028.
(8)	Includes 10,000 shares underlying options with an exercise price of $4.24, expiring on March 29, 2026, 10,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027 and 40,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028.
(9)	Includes 10,000 shares underlying options with an exercise price of C$9.92, expiring on November 1, 2025, 50,000 shares underlying options with an exercise price of $8.47, expiring on January 13, 2027 and 40,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028.
(10)	Includes 100,000 shares underlying options with an exercise price of $5.74, expiring on September 1, 2026, 40,000 shares underlying options with an exercise price of $6.03, expiring on June 20, 2028 and 20,000 BriaCell Warrants to purchase common shares with an exercise price of $5.3125, expiring on February 26, 2026.
(11)

Based solely on a Schedule 13G filed with the SEC on September 16, 2024. The Schedule 13G was filed by CVI Investments, Inc. and Heights Capital Management, Inc. According to the Schedule 13G, as of September 16, 2024, CVI Investments, Inc. and Heights Capital Management, Inc. have shared voting power and shared dispositive power with regard to 2,608,695 common shares, representing approximately 7.28% of the outstanding common shares.

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

Based on a review of the copies of such forms received, we believe that during the fiscal year ending July 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing for Marc Lustig with respect to his purchase of common shares and warrants in our May 2024 offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, there have been no transactions since August 1, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. Other than as set forth below, we are not a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On May 17, 2024 we issued and sold to a director 902,935 common shares together with warrants to purchase up to 902,935 common shares at a combined purchase price of $2.215 per share and accompanying warrant. The warrants will be exercisable six months from the date of issuance at an exercise price of $2.11 per share and will expire on the five year anniversary of the initial exercise date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MNP LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2024	2023
Audit fees (1)	$210,778	$153,000
Audit-related fees (2)	$-	$113,000
Tax fees	$18,650	$81,400
All other fees	$14,530	$-

(1)	Audit fees consist of fees for professional services performed by MNP LLP for the audit and review of our quarterly financial statements.
(2)	Audit related fees consist of fees for preparation and filing of the carve-out financial statements related to the proxy statement filed.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

3.1	Articles of BriaCell Therapeutics Corp, dated July 26, 2006 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.2	Notice of Articles, dated November 25, 2014 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.3	Notice of Articles, dated August 22, 2019 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

3.4	Alteration to Articles filed February 13, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on February 15, 2023)

3.5	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on September 7, 2023)

3.6	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on September 7, 2023)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to our Form 10-K filed with the SEC on October 25, 2023)

4.2

Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., and Form of Warrant for Registered Offering (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 filed with the SEC on January 23, 2020)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form F-1 filed with the SEC on February 18, 2021)

4.4	Form of Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 17, 2024)

4.6	Form of Warrant issued June 7, 2021 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

4.7	Form of Placement Agent Warrant issued June 7, 2021 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on June 4, 2021)

4.8	Form of Pre-funded Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on May 17, 2024)

4.9	Form of Placement Agent Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on May 17, 2024)

4.10	Form of Placement Agent Warrant issued September 12, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 12, 2024)

4.11	Form of Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 2, 2024)

4.12	Form of Placement Agent Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 12, 2024)

10.1	Stock Option Plan, dated November 25, 2014 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.2	Service Agreement with UC Davis, dated June 11, 2015 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.3	Form of Registration Rights Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.3 to Form 6-K filed with the SEC on June 4, 2021)

10.5	Amendment #1 to Service Agreement with UC Davis, dated June 12, 2016 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.8	Licensing Agreement between Faller & Williams Technology LLC and Sapientia Pharmaceuticals, Inc., dated March 16, 2017 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.9	Master Services Agreement with KBI Biopharma, Inc., dated March 17, 2017 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.10	Clinical Study Agreement with Cancer Insight, LLC, dated September 29, 2017 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.11	Amendment #2 to Service Agreement with UC Davis, dated August 27, 2018 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.12	Master Services Agreement, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K filed with the SEC on October 25, 2023)

10.13	First Supplement to Clinical Study Agreement with Cancer Insight, LLC, dated October 18, 2018 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.14	Amendment #1 to Services Agreement with Colorado State University, dated April 2, 2019 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.15	Stem Cell Program Services Agreement with UC Davis, May 3, 2019 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.16	HLA Typing Services Agreement with Histogenetics, dated October 3, 2019 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.17	Procurement Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.18

Clinical Supply Services Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.19	Quality Agreement with Catalent Pharma Solutions, LLC, dated June 25, 2019 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.20	Cooperative Research and Development Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.44 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

10.21	Form of Securities Purchase Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.1 to Form 6-K filed with the SEC on June 4, 2021)

10.22	Form of Placement Agency Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.2 to Form 6-K filed with the SEC on June 4, 2021)

10.23+	Compensation Agreement with Dr. William V. Williams, dated August 31, 2021 (incorporated by reference to Exhibit 10.22 to Form 10-K filed with the SEC on October 25, 2023)

10.24+	Compensation Agreement with Dr. William V. Williams, dated June 21, 2022 (incorporated by reference to Exhibit 10.23 to Form 10-K filed with the SEC on October 25, 2023)

10.25+	Employment Agreement with Giuseppe Del Priore, dated February 14, 2022 (incorporated by reference to Exhibit 10.24 to Form 10-K filed with the SEC on October 25, 2023)

10.26+	Employment Agreement with Gadi Levin, dated March 2, 2022 (incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on October 25, 2023)

10.27+	Employment Agreement with Miguel Lopez-Lago, dated May 26, 2022 (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the SEC on October 25, 2023)

10.28	Exclusive License Agreement (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on October 25, 2023)

10.29	Omnibus Equity Incentive Plan (incorporated by reference from Schedule I to the Proxy Statement for BriaCell Therapeutics Corp. 2023 Annual and Special Meeting of Shareholders, filed with the SEC on January 17, 2023).

10.30	Master Service and Technology Agreement dated May 9, 2023 (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on October 25, 2023)

10.31	Stock Purchase Agreement dated May 12, 2023 (incorporated by reference to Exhibit 10.30 to Form 10-K filed with the SEC on October 25, 2023)

10.32	Arrangement Agreement dated May 24, 2023 (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the SEC on October 25, 2023)

10.33	Placement Agency Agreement, dated May 14, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 17, 2024)

10.34

Placement Agency Agreement, dated September 11, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 12, 2024)

Placement Agency Agreement, dated October 1, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 2 , 2024)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

/s/ William V. Williams
October 28, 2024	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William V. Williams	Chief Executive Officer, President and Director	October 28, 2024
William V. Williams	(Principal Executive Officer)

/s/ Gadi Levin	Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	October 28, 2024
Gadi Levin

/s/ Jamieson Bondarenko	Chairman of the Board of Directors	October 28, 2024
Jamieson Bondarenko

/s/ Vaughn C. Embro-Pantalony	Director	October 28, 2024
Vaughn C. Embro-Pantalony

/s/ Marc Lustig	Director	October 28, 2024
Marc Lustig

/s/ Martin E. Schmieg	Director	October 28, 2024
Martin E. Schmieg

/s/ Rebecca Taub	Director	October 28, 2024
Rebecca Taub

/s/ Jane A. Gross	Director	October 28, 2024
Jane A. Gross

Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

Expressed in United States Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BriaCell Therapeutics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BriaCell Therapeutics Corp. (the Company) as at July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position at the Company as of July 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Mississauga, Canada

October 28 2024

BriaCell Therapeutics Corp

Consolidated Balance Sheets

As at July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data)

	July 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$862,089	$21,251,092
Amounts receivable and prepaid expenses	2,791,765	5,697,415
Total current assets	3,653,854	26,948,507

NON-CURRENT ASSETS:
Investments	-	2
Equity investment in BC Therapeutics	418,490	-
Intangible assets, net	199,796	215,068
Property and equipment, net	388,175	-
Long term prepaid expenses	1,211,946	-
Total non-current assets	2,218,407	215,070

Total assets	$5,872,261	$27,163,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$7,170,781	$1,123,739
Accrued expenses and other payables	290,376	677,718
Total current liabilities	7,461,157	1,801,457

NON-CURRENT LIABILITIES:
Warrant liability	1,096,036	29,139,301
Total non-current liabilities	$1,096,036	$29,139,301

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ DEFICIT:
Share Capital of no par value – Authorized: unlimited at July 31, 2024 and 2023; Issued and outstanding: 18,284,661 and 15,981,726 shares at July 31, 2024 and 2023, respectively	72,166,414	69,591,784
Share-based payment reserved	9,189,261	7,421,950
Warrant reserve	1,844,296	-
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(302,522)	-
Accumulated deficit	(85,443,697)	(80,652,231)
Total shareholders’ deficit	(2,684,932)	(3,777,181)

Total liabilities and shareholders’ deficit	$5,872,261	$27,163,577

These consolidated financial statements were approved and authorized for issue on behalf of the Board of Directors on October 28, 2024 by:

On behalf of the Board:

“Jamieson Bondarenko”	“William Williams”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data)

	Year ended
	July 31,
	2024	2023
Operating expenses:
Research and development expenses	$27,177,807	15,336,638
General and administrative expenses	6,152,269	7,935,626
Total operating expenses	33,330,076	23,272,264

Operating loss	(33,330,076)	(23,272,264)
Financial income, net	262,566	850,340
Change in fair value of the warrant liability	28,242,472	2,119,530
Share of loss on equity investment	(106,510)	-
Net loss for the year	$(4,931,548)	$(20,302,394)
Net loss attributable to non-controlling interest	(140,082)	-
Net loss for the year attributable to BriaCell	(4,791,466)	(20,302,394)
Net loss per share attributable to BriaCell – basic and diluted	$(0.29)	$(1.30)
Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	16,454,932	15,619,676

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars , except share and per share data)

	Share capital		ADDITIONAL PAID IN	Warrant	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	Non- Controlling	TOTAL SHAREHOLDERS’ EQUITY
	Number	Amount	CAPITAL	Reserve	INCOME (LOSS)	DEFICIT	Interest	(DEFICIT)
Balance, July 31, 2022	15,518,018	$65,589,293	$5,228,160	$-	$(138,684)	$(60,349,837)	$-	$10,328,932
Issuance of Options	-	-	2,193,790	-	-	-	-	2,193,790
Exercise of warrants	300	2,491	-	-	-	-	-	2,491
Issuance of shares	463,408	4,000,000	-	-	-	-	-	4,000,000
Net loss for the year	-	-	-	-	-	(20,302,394)	-	(20,302,394)
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$-	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the arrangement date	-	-	(36,767)	-	-	-	(162,440)	(199,207)
Issuance of Options	-	-	1,804,078	-	-	-	-	1,804,078
Issuance of Units, net of issuance expenses	2,302,935	2,574,630	-	1,844,296	-	-	-	4,418,926
Net loss for the year	-	-	-		-	(4,791,466)	(140,082)	(4,931,548)
Balance, July 31, 2024	18,284,661	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	(302,522)	$(2,684,932)

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data)

	Year ended July 31,
	2024	2023
Cash flow from operating activities:
Net loss for the year	$(4,931,548)	$(20,302,394)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	15,271	15,271
Depreciation	68,626	-
Share-based compensation	1,804,078	2,193,790
Equity Losses	106,510	-
Change in fair value of warrants	(28,242,472)	(2,119,530)
Changes in assets and liabilities:
(Increase) decrease in amounts receivable	(732,578)	5,230
Decrease (increase) in prepaid expenses	2,126,282	(4,397,597)
Increase in accounts payable	6,047,042	660,459
(Decrease) increase in accrued expenses and other payables	(387,339)	199,911
Net cash used in operating activities	(24,126,128)	(23,744,860)

Cash flow from investing activities:
Purchase of property and equipment	(456,801)	-
Equity investment in BC Therapeutics (*)	(225,000)	-
Net cash used in investing activities	(681,801)	-

Cash flow from financing activities:
Proceeds from exercise of warrants	-	1,594
Share and warrant buyback program	-	(47,294)
Proceeds from issuance of shares, net of issuance costs	4,418,926	4,000,000
Net cash provided by financing activities	4,418,926	3,954,300

Decrease in cash and cash equivalents	(20,389,003)	(19,790,560)
Cash and cash equivalents at beginning of year	21,251,092	41,041,652
Cash and cash equivalents at end of year	$862,089	$21,251,092

(*)	In Addition, $125,000 was loaned to BC Therapeutics during the year ended July 31, 2023 and an additional $175,000 was loaned to BC Therapeutics between August 1, 2023 and December 20, 2023. The total amount ($300,000) was converted into an investment.

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX” and “BCTXW”.

b.	BriaCell is an immuno-oncology biotechnology company. The Company is currently advancing its Bria-IMT targeted immunotherapy program against end-stage breast cancer to Phase 3 study which has been approved by the FDA. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

c.

Going concern

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of July 31, 2024 was $85,443,697 (July 31, 2023 - $80,652,231) and negative cash flows from operating activities during the year ended July 31, 2024 was $24,126,128 (July 31, 2023 - $23,744,860). The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern. See note 15(c,d) for details of an $8.5 million and $5.0 million offering that was completed in September 2024 and October 2024, respectively.

d.

The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). See also note 1e. (Sapientia and BTC and BriaPro together, the “Subsidiaries”)

The Company has one operating segment and reporting unit.

e.	On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”) pursuant to which certain pipeline assets of the Company, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), resulting in a 2/3rd owned subsidiary of the Company with the remaining 1/3rd held by BriaCell shareholders (“BriaCell Shareholders”).

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

Pursuant to the Arrangement, each BriaCell warrant in issuance at the time of the Arrangement shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share and one BriaPro Share for the original exercise price. Warrants issued by the Company, subsequent to the Arrangement are not subject to the terms above.

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

For the Years Ended July 31, 2024 and 2023

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes (“FASB ASC 740”), on a tax jurisdictional basis. The Company files income tax returns in the United States.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and the consolidated financial statements reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

Provision for Income Taxes. Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the Consolidated balance sheet and Consolidated Statements of Operations and Comprehensive Loss

Intangible assets

Intangible assets are tested for impairment annually or more frequently if there is an indication of impairment. The carrying value of intangibles with definite lives is reviewed each reporting period to determine whether there is any indication of impairment. If there are indications of impairment, the impairment analysis is completed and if the carrying amount of an asset exceeds its recoverable amount, the asset is impaired and impairment loss is recognized.

Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2024, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

The useful life of property and equipment

Property and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets will be used which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the amounts charged to the consolidated statement of operations and comprehensive loss in specific periods.

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 51.2% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

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

For the Years Ended July 31, 2024 and 2023

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

f. Equity method investments:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of operation and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of financial position.

g. Property and Equipment, net:

Property and equipment with individual values of over $2,500 are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Laboratory equipment	20%

h. Intangible assets, net:

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

For the years ended July 31, 2024 and 2023, no indicators of impairment have been identified.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

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

Government grants are recognized when there is reasonable assurance that the grants will be received, and the Company will comply with the conditions. The grants are offset against the related research and development expenditure.

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

The carrying amounts of cash and cash equivalents, subscriptions receipts, trade payables and accrued expenses and other payables approximate their fair value due to the short-term maturity of such instruments.

The carrying amount of warrant liabilities is recorded at the fair value at each reporting period.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

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

For the Years Ended July 31, 2024 and 2023

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

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of July 31, 2024, and 2023 no liability for unrecognized tax benefits was recorded as a result of ASC 740.

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

1.

In July 2023, the FASB issued 2023-03 — Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update). The adoption of this standard on August 1, 2023, did not result in amended disclosures in the Company’s consolidated financial statements, nor did this standard have a material impact the Company’s results of operations.

2.	In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

3.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: Amounts receivable and prepaid expenses

	July 31,
	2024	2023

Directors and officers insurance	$632,657	$717,742
Prepaid expense (a)	1,322,122	4,835,800
Subscription receipt (b)	736,359	-
Other prepaids	100,627	143,873
	$2,791,765	$5,697,415

(a)	Prepaid expenses as of July 31, 2024 include amounts paid to certain vendors in respect of the Company’s ongoing pivotal phase III trial study. These amounts are amortized over the period of the clinical trial. Prepaid expenses estimated to be expensed within 12 months amount to $1,322,122 and are included in current assets, whist the balance, extending longer than 12 months, amounts to $1,211,946 and is included in non-current assets under long-term prepaid expenses.

(b)	The subscription receipt relates to the May 2024 Offering (see note 9(b)(ii)(1)). All the funds have been received subsequent to the balance sheet date.

NOTE 4: INVESTMENT IN BC THERAPEUTICS INC.

On December 21, 2021, the Company and BC Therapeutics, Inc. (“BC Therapeutics” or “the Investee”) entered a share purchase agreement (“SPA”), pursuant to which the Company initially provided a loan of $300,000 to BC Therapeutics, with no interest to be paid. Subsequently, in accordance with the SPA, this loan was converted into an equity investment in BC Therapeutics at a rate of $1.25 per share, resulting in a 37.5% ownership interest (“Initial Investment”).

Pursuant to the SPA (“Initial Investment”), Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share. The first option expires on February 15, 2024 (“First BC Therapeutics Option”) and the second option expires on June 30, 2024 (“Second BC Therapeutics Options”, together, the “BC Therapeutic Options”). In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 4.902%, Volatility: 100%.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

On February 1, 2024, the Company exercised the First BC Therapeutics Option and currently holds 51.2% of BC Therapeutics. The value of the BC Therapeutics Options was updated to consider the effect of the exercise of the First BC Therapeutics Option. Consequently, the fair value of the First BC Therapeutics Option, $35,964, has been reclassified to the investment. See also note 15(a) for details of transactions subsequent to the year end.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023	$-
Funding (including the value of the BC Therapeutics Options)	525,000
Share of losses:	(106,510)
Balance – July 31, 2024	$418,490

The following amounts represent the Company’s 51.2% share of the assets of BC Therapeutics:

As of July 31, 2024
Current assets: Cash	$32,810
Net assets	$32,810

NOTE 5: INTANGIBLE ASSETS, NET

Acquired intangible assets with finite lives consisted of the following as of July 31, 2024 and 2023:

	July 31,
	2024	2023

Patents	$305,130	$305,130
Gross intangible assets	305,130	305,130
Less – accumulated amortization	(105,334)	(90,062)
Intangible assets, net	$199,796	$215,068

The attributable intellectual property relates to Sapientia’s various patents, which the Company is amortizing over 20 years, consistent with its accounting policy.

Amortization expenses for the years ended July 31, 2024 and 2023, were $15,271 and $15,271, respectively.

The estimated future amortization expense of intangible assets as of July 31, 2024 is as follows:

2025	$15,271
2026	15,271
2027	15,271
2028	15,271
2029 and thereafter	138,712
$199,796

See also note 1(e) regarding the transfer of the intangible asset.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: PROPERTY AND EQUIPEMENT, NET

During the year ended July 31, 2024, the Company purchased certain laboratory equipment in the gross amount of $456,801.

Laboratory equipment
Cost:
As of August 1, 2023	$-
Additions	456,801
Disposals	-
As of July 31, 2024	$456,801

Accumulated depreciation:
As of August 1, 2023	$-
Depreciation	68,626
As of July 31, 2024	$68,626

Net Book Value:
As of July 31, 2024	$388,175
As of July 31, 2023	$-

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula (detailed in note 1(e)). As of July 31, 2024, this amount totaled of up to $241,164 and is eliminated on consolidation.

b.	Lease

The Company is currently in a 12-month commitment for office and lab space in Philadelphia, PA, costing the company approximately $38,110 per month. The lease is set to expire on August 31, 2024, with a month-to-month extension thereafter.

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of July 31, 2024 and 2023:

	Fair Value Measurements at
	July 31, 2024			July 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	$862,089	$-	$862,089	$21,251,092	$-	$21,251,092
Total assets measured at fair value	$862,089	$-	$862,089	$21,251,092	$-	$21,251,092

Financial liabilities:
Warrants liability	760,657	335,379	1,096,036	9,742,023	19,397,278	29,139,301
Total liabilities measured at fair value	$760,657	335,379	1,096,036	$9,742,023	19,397,278	29,139,301

The Company classifies its cash equivalents and the liability in respect of publicly traded warrants within Level 1 because they are valued using the quoted market prices in active markets.

The fair value of the warrant liability for non-public warrants is measured using inputs other than quoted prices included in Level 1 that are observable for the liability either directly or indirectly, and thus are classified as Level 2 financial instruments.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value (“Share”).

b. Issued share capital

(i)	The Company issued the following shares during the year ended July 31, 2023:

1.	On April 14, 2023, 300 warrants with an exercise price of $5.31 were exercised for gross proceeds of $1,594. The Company issued 300 shares in respect of the exercise of these warrants.

2.	On May 12, 2023, the Company issued 463,408 Shares to Prevail Partners, LLC at a price per share of $8.63, resulting in aggregate gross proceeds of $4,000,000.

(ii)	The Company issued the following shares during the year ended July 31, 2024:

1.

On May 17, 2024, the Company closed a registered direct offering with healthcare-focused institutional investors, certain existing investor and a director of the Company for the purchase and sale of 2,302,935 common shares of the Company and 100,000 pre-funded warrants with an offering price of $1.1999, an exercise price of $0.0001 and may be exercised at any time in the future, and warrants to purchase up to an aggregate of 2,402,935 common shares of the Company (“May 2024 Warrants”) for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “May 2024 Offering”). Each common share (or pre-funded warrant in lieu thereof) was sold together with one warrant to purchase one common share at a combined purchase price of $2.00 to the institutional investors and $2.215 to the existing investor and director of the Company. The May 2024 Warrants have an exercise price of $2.11 per share, will become exercisable six months from the date of issuance and expire five years from the initial exercise date. In addition, the Company issued 50,000 placement agent warrants with the same terms as the May 2024 Warrants.

The prefunded warrants were exercised on August 7, 2024 – see note 15(b).

The fair value of the 2,452,935 May 2024 Warrants had a fair value of $2,020,207 using the Black-Scholes option price model, with the following assumptions: share price - $1.18; exercise price - $2.11; expected life – 5.5 years; annualized volatility - 118%; dividend yield - 0%; risk free rate – 4.71%, non-marketability discount – 13.13%.

The amount was credited to the warrant reserve at the date of the May 2024 Offering.

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the years ending July 31, 2024 and 2023 is presented below:

	Number of options outstanding	Weighted average exercise price (*)
Balance, July 31, 2022	8,137,686	$5.76
Exercised	(300)	(5.31)
Repurchased and cancelled	(15,736)	(5.31)
Balance, July 31, 2023	8,121,650	$5.76
Granted in the May 2024 Offering	2,402,935	2.11
Balance, July 31, 2024	10,524,585	$4.92

(*)	See note 7(a).

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

As of July 31, 2024, warrants outstanding were as follows:

Number of Warrants outstanding as of July 31, 2024	Exercise Price	Number of Warrants Exercisable as of July 31, 2024	Expiry Date
51,698	$3.93	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
2,402,935	$2.11	-	November 17, 2029
10,524,585		8,121,650

e) Compensation Warrants

A summary of changes in compensation warrants for the years ended July 31, 2024 and 2023 is presented below:

	Number of warrants outstanding	Weighted average exercise price (*)
Balance, July 31, 2022 and 2023	46,652	5.66
Granted in the May 2024 Offering	50,000	2.32
Balance, July 31, 2024	96,652	$3.92

(*)	See note 7(a).

As of July 31, 2024, compensation warrants outstanding were as follows:

Number of		Exercisable At
Warrants	Exercise Price	July 31, 2024	Expiry Date
4,890	$3.91	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
50,000	$2.32	-	May 17, 2029
96,652		46,652

f) Warrant liability continuity

(i)	The following table presents the summary of the changes in the fair value of the warrants recorded as a liability on the Balance Sheet (*):

Warrants liability

Balance as of July 31, 2022	$31,307,022
Exercise of warrants	(897)
Warrant buyback program	(47,294)
Change in fair value during the year	(2,119,530)
Balance as of July 31, 2023	29,139,301
Fair value of BriaPro Warrant Shares at Effective Date (note 1(e))	199,207
Change in fair value during the year	(28,242,472)

Balance as of July 31, 2024	$1,096,036

(*)	Certain warrants were issued prior to August 1, 2022 in respect of public offerings and private placements that contain terms that require the warrants to be recorded as a liability at fair value under US GAAP. As a result, these warrants are valued at the end of each reporting period. For the year ended July 31, 2024, the Company recorded a gain on the revaluation of the total warrant liability of $28,242,472 in the consolidated statements of operations and comprehensive loss.

The key inputs used in the valuation of the of the warrant as of July 31, 2024 and at July 31, 2023 and on the issuance dates, were as follows:

	February 26, 2021 (Issuance date)	April 12, 2021 (Issuance date)	July 31, 2024	July 31, 2023

Share price	$3.40	$3.92	$0.75	$6.69
Exercise price	$5.31	$5.31	5.31-6.19	$5.31-6.19
Expected life (years)	5.00	5.00	1.57-2.35	2.58-3.35
Volatility	100%	100%	77-79%	100%
Dividend yield	0%	0%	0%	0%
Risk free rate	0.88%	0.97%	4.27%	4.51%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of July 31, 2024 were as follows:

		August 31,
	July, 31	2023
	2024	(Effective Date)

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	1.30-2.35	2.21-3.27
Volatility	79-781%	100%
Dividend yield	0%	0%
Risk free rate	3.46%	4.40%

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION

On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan”), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

a. The following table summarizes the number of options granted under the Stock Option Plan for the year ended July 31, 2024 and related information:

	Number of options	Weighted average exercise price (*)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2022	1,490,300	$6.20	4.09	$447,090
Granted (i)	641,100	6.16	4.63
Balance as of July 31, 2023	2,131,400	6.19	3.55	1,065,700
Balance as of July 31, 2024	2,131,400	6.16	2.52	-

Exercisable as of July 31, 2023	1,585,655	$6.18	3.19	$808,684
Exercisable as of July 31, 2024	1,961,150	$6.17	2.41	$-

(i)	The 641,100 options granted to directors and employees during the year ended July 31, 2023 vest quarterly over the two years from grant date.

(ii)	The weighted-average grant date per-share fair value of stock options granted during 2024 and 2023 was $nil and $4.72, respectively. As of July 31, 2024, there are $786,570 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 0.75 years.

(*)	certain options are exercisable in Canadian dollars and translated to US Dollars at year end.

b. The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans granted for the years 2024 and 2023:

	Year ended July 31,
	2024 (*)	2023

Dividend yield	n/a	0%
Expected volatility of the share prices	n/a	100%
Risk-free interest rate	n/a	3.99%-4.23%
Expected term (in years)	n/a	5

(*)	There were no options grants during the year end July 31, 2024.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

c. The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of July 31, 2024

Exercise price	Options outstanding as of July 31, 2024	Options exercisable as of July 31, 2024	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	275,000	3.89	June 20, 2028
$7.16	21,000	15,750	3.58	February 27, 2028
$6.10	180,100	180,100	3.01	August 02, 2027
$4.71	31,000	31,000	2.81	May 20, 2027
$7.51	150,000	150,000	2.54	February 16, 2027
$8.47	524,700	524,700	2.45	January 13, 2027
$7.22	12,600	12,600	2.25	November 01, 2026
$5.74	100,000	100,000	2.09	September 01, 2026
$4.24	60,000	60,000	1.72	April 19, 2026
$4.24	612,000	612,000	1.66	March 29, 2026
	2,131,400	1,961,150

d. As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of July 31, 2024:

Exercise	Options outstanding as of	Options exercisable as of
Price	July 31, 2024	July 31, 2024	Expiry Date

$0.0933	440,000	275,000	June 20, 2028
$0.1108	21,000	15,750	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	1,961,150

e. Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for year ended July 31, 2024:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2023	19,200	$128,448
Balance, July 31, 2024	19,200	$14,400

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended July 31, 2024 and 2023 is comprised as follows:

	Year ended July 31,
	2024	2023

Research and development expenses	$734,986	$1,072,592
General and administrative expenses	1,069,092	1,121,198
Total share-based compensation	$1,804,078	$2,193,790

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 11: TAXES ON INCOME

a. Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax for the years ended July 31 were as follows:

b. The Company recorded loss before taxes on income as follows:

	Year ended July 31,
	2024	2023

Domestic	$23,946,952	$(2,469,999)
Foreign	(28,878,500)	(17,832,395)
	$(4,931,548)	$(20,302,394)

c. The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2023 - 27%) to the effective tax rate is as follows:

	Year ended July 31,
	2024	2023

Net loss before recovery of income taxes	$(4,931,548)	$(20,302,394)
Expected income tax (recovery) expense	(1,331,518)	(5,481,650)
Tax rate changes and effect of taxes of subsidiaries at foreign rates	1,467,021	1,068,270
Share-based compensation and other non-deductible expenses	1,697,204	622,220
R&D Credits	(3,903,153)	-
Effect of spin-out transaction	(297,781)
Valuation allowance	2,368,228	3,791,160
Income tax (recovery)	$-	$-

d. The Company had no income tax expense for the years ended July 31, 2024, and 2023, due to its history of operating losses and valuation allowances.

e. Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2024	2023
Deferred Tax Assets:
Property and equipment	$731	730
Marketable Securities	15,678	11,760
Intellectual property	256,741	-
Warrant liability	-	3,776,710
Share issuance costs	376,978	734,300
Investment in BC Therapeutics	19,172	-
Operating tax losses carried forward	4,850,799	3,842,320
Operating tax losses carried forward- USA	5,545,125	4,913,950
Research and Development	10,879,373	2,685,825
Total deferred tax assets	21,944,597	15,965,594
Valuation allowance	(18,034,710)	(15,920,430)
Net deferred tax assets	$3,909,886	$45,160

Deferred Tax Liability:
Intellectual Property	$-	$(45,160)
Warrant liability	(3,848,762)	-
Property, plant, and equipment	(61,125)	-
Total net deferred tax liabilities	(3,909,886)	(45,160)
Valuation allowance	-	-
Net deferred tax assets (liabilities)	$-	$-

f.	The Company has net deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards, research and development, and share issuance costs. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the year ended July 31, 2024, was $1,792,500.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 11: TAXES ON INCOME (Cont.)

At July 31, 2024, the Company had US federal NOL carryforwards of approximately $26,405,000. The federal net operating losses have expiry periods ranging between 2033 and indefinitely. The Company also has Canadian net operating loss carryovers of approximately $17,965,000 as of July 31, 2024. The Canadian net operating losses have expiry periods ranging between 2035 and 2044.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended July 31, 2024, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of July 31, 2024, and 2023, and has not recognized interest or penalties in the consolidated statements of operations for the years ended July 31, 2024, and 2023.

NOTE 12: RELATED PARTY TRANSACTIONS AND BALANCES

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

a. The following related party salaries and directors’ fees are included in the consolidated statements of operations and comprehensive loss:

	Year ended July 31,
	2024	2023
Directors (*)	$534,861	$517,398
Officers (**)	2,075,492	1,881,171
	$2,610,353	$2,398,569

(*)	Excludes the CEO who is a director

(**)	Includes the CEO who is also a director

b. The following related party balances are included in the consolidated balance sheets:

	July 31,
	2024	2023
Directors (*)	$153,852	$7,500
Officers (**)	319,478	33,253
	$473,330	$40,753

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2024 and 2023

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 13: FINANCIAL INCOME, NET

	Year ended July 31,
	2024	2023
Interest income	$288,018	$891,213
Foreign exchange loss	(25,452)	(40,873)
Financial income, net	$262,566	$850,340

NOTE 14: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in the year ended July 31, 2024 and 2023; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

	Year ended July 31,
	2024	2023

Numerator:

Net loss available to shareholders of ordinary shares	(4,931,548)	(20,302,394)

Denominator:

Shares used in computing net loss per ordinary shares, basic and diluted	16,454,932	15,619,676

NOTE 15: SUBSEQUENT EVENTS

a.	On August 7, 2024, the Company and BC Therapeutics amended the SPA, pursuant to which the Company could exercise the Second BC Therapeutics Option in traches of at least 20,000 shares of BC Therapeutics at $1.25 per BC Therapeutics Share.

On August 7, 2024 and on September 23, 2024, the Company transferred $25,000 on each date and received a total of 40,000 shares. As of the date of this report the Company holds 460,000 shares in BC Therapeutics representing 56.1% of the total issued and outstanding shares of BC Therapeutics.

b.	On August 7, 2024, 100,000 of the prefunded warrants issued in the May 2024 Offering were exercised into 100,000 common shares of the Company.

c.	On September 12, 2024, the Company closed a registered direct offering for the purchase and sale of 12,325,000 common shares of the Company for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses (the “September 2024 Offering”). In addition, the Company issued 616,250 placement agent warrants. The placement agent warrants have a term of five years commencing September 11, 2024, are exercisable commencing March 11, 2025, and have an exercise price of $0.8625 per common share.

d.	On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 5,128,500 common shares of the Company and warrants to purchase up to an aggregate of 5,128,000 common shares of the Company for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $0.975. The warrants have an exercise price of $0.85 per share, and are immediately exercisable for a period of five years from grant date (“October 2024 Warramts”). In addition, the Company issued 256,425 placement agent warrants. The placement agent warrants are immediately exercisable for a period of five years from grant date at an exercise price of $1.21875.

e.	As of the date of this report, 345,000 October 2024 warrants were exercised for gross proceeds of $293,250.

