Form 10-Q
period 2024-10-31
BriaCell Therapeutics Corp.
filed 2024-12-16
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 16, 2024, 44,204,161 common shares, no par value per share, of the Company were issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	July 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,792,265	$862,089
Amounts receivable and prepaid expenses	2,426,830	2,791,765
Total current assets	8,219,095	3,653,854

NON-CURRENT ASSETS:
Equity Investment in BC Therapeutics	421,975	418,490
Intangible assets, net	195,978	199,796
Property and equipment, net	365,336	388,175
Long term prepaid expenses	1,211,946	1,211,946
Total non-current assets	2,195,235	2,218,407

Total assets	$10,414,330	$5,872,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,233,968	$7,170,781
Accrued expenses and other payables	754,668	290,376
Total current liabilities	4,988,636	7,461,157

NON-CURRENT LIABILITIES:
Warrant liability	1,712,679	1,096,036
Total non-current liabilities	1,712,679	1,096,036

SHAREHOLDERS’ EQUITY (DEFICIT):
Share capital of no par value - Authorized: unlimited at October 31, 2024 and July 31, 2024, Issued and outstanding: 36,183,161 shares October 31, 2024 and 18,284,661 July 31, 2024, respectively	82,040,741	72,166,414
Share-based payment reserved	9,456,232	9,189,261
Warrant reserve	3,930,221	1,844,296
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(329,623)	(302,522)
Accumulated deficit	(91,245,872)	(85,443,697)
Total shareholders’ equity (deficit)	3,713,015	(2,684,932)

Total liabilities and shareholders’ equity	$10,414,330	$5,872,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	October 31,
	2024	2023
Operating expenses:
Research and development expenses	$3,665,341	6,857,257
General and administrative expenses	1,487,491	1,645,771
Total operating expenses	5,152,832	8,503,028

Operating loss	(5,152,832)	(8,503,028)
Financial income, net	11,714	179,822
Change in fair value of the warrant liability	(616,643)	14,282,078
Share of loss on equity investment	(71,515)	-
Net income (loss) for the period	$(5,829,276)	$5,958,872
Net loss attributable to non-controlling interest	(27,101)	(42,671)
Net income (loss) for the period attributable to BriaCell	(5,802,175)	6,001,543
Net income (loss) per share attributable to BriaCell – basic	$(0.22)	$0.38
Net income (loss) per share attributable to BriaCell – diluted	(0.22)	(0.50)
Weighted average number of shares used in computing net basic earnings per share of common stock	26,641,036	15,981,726
Weighted average number of shares used in computing net diluted earnings per share of common stock	26,641,036	16,674,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

	Share capital		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	capital	loss	Equity	interest	(deficit)
Balance, July 31, 2023	15,981,726	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	533,816	-	-	-	533,816
Income (loss) for the period	-	-	-	-	6,001,543	(42,671)	5,958,872
Balance, October 31, 2023	15,981,726	$69,591,784	$7,918,999	$(138,684)	$(74,650,688)	(205,111)	$2,516,300

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, July 31, 2024	18,284,661	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)
Issuance of Options	-	-	266,971	-	-	-	-	266,971
Exercise of prefunded warrants	100,000	-	-	-	-	-	-	-
Exercise of broker warrants	345,000	442,677	-	(149,426)	-	-	-	293,251
Issuance of units	17,453,500	9,431,650	-	2,235,351	-	-	-	11,667,001
Net loss for the period	-	-	-	-	-	(5,802,175)	(27,101)	(5,829,276)
Balance, October 31, 2024	36,183,161	$82,040,741	$9,456,232	$3,930,221	$(138,684)	$(91,245,872)	$(329,623)	$3,713,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended October 31,
	2024	2023
Cash flow from operating activities
Net income (loss) for the period	$(5,829,276)	$5,958,872
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,818	3,818
Depreciation	22,839	-
Share-based compensation	266,971	533,816
Equity losses	71,515	-
Change in fair value of warrants	616,643	(14,282,078)
Changes in assets and liabilities:
Decrease (increase) in amounts receivable	736,788	(2,537)
(Increase) decrease in prepaid expenses	(371,853)	937,816
Decrease in accounts payable	(2,936,813)	(689,824)
Increase (decrease) in accrued expenses and other payables	464,292	(65,128)
Total cash flow from operating activities	(6,955,076)	(7,605,245)

Cash flows from Investing activities
Equity investment in BC Therapeutics	(75,000)	-
Total cash flow from investing activities	(75,000)	-

Cash flows from financing activities
Proceeds from exercise of warrants	293,251	-
Proceeds from the issuance of shares, net of issuance costs	11,667,001	-
Total cash flow from financing activities	11,960,252	-

Increase (decrease) in cash and cash equivalents	4,930,176	(7,605,245)
Cash and cash equivalents at beginning of the period	862,089	21,251,092
Cash and cash equivalents at end of the period	$5,792,265	$13,645,847

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended July 31, 2024, filed with the SEC on October 28, 2024. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

d.

Going concern

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of October 31, 2024 was $91,245,872 and negative cash flows from operating activities during the three-month period ended October 31, 2024 was $6,955,076. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern. See note 5(b) for details of an $8.5 million gross and $5.0 million gross offering that was completed in September 2024 and October 2024, respectively.

e.	The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). See also note 1f. (Sapientia and BTC and BriaPro together, the “Subsidiaries”).

f.	On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”) pursuant to which certain pipeline assets of the Company, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), resulting in a 2/3rd owned subsidiary of the Company with the remaining 1/3rd held by BriaCell shareholders (“BriaCell Shareholders”).

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

b. Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2024, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

c. The useful life of property and equipment

Property and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets will be used which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the amounts charged to the consolidated statement of operations and comprehensive loss in specific periods.

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 54.6% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

e. Recently issued and adopted accounting standards:

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

Pursuant to the SPA (“Initial Investment”), Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share. The first option expired on February 15, 2024 (“First BC Therapeutics Option”) and the second option expired on June 30, 2024 (“Second BC Therapeutics Options”, together, the “BC Therapeutic Options”). In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 4.902%, Volatility: 100%.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

The Company initially acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. During the quarter ended October 31, 2024, the Company exercised this option in three tranches, totaling $75,000 for 60,000 shares. As of October 31, 2024, the Company holds 480,000 shares in BC Therapeutics, representing 54.6% of the total issued and outstanding shares.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023	$-
Funding (including the value of the BC Therapeutics Options)	525,000
Share of losses	(106,510)
Balance – July 31, 2024	418,490
Funding	75,000
Share of losses	(71,515)
Balance – October 31, 2024	$421,975

The following amounts represent the Company’s 54.6% share of the assets of BC Therapeutics:

As of October 31, 2024
Current assets: Cash	$2,805
Net assets	$2,805

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of BriaCell Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula (detailed in note 1(f)). As of October 31, 2024, this amount totaled up to $241,164 and is eliminated on consolidation.

b.	Lease

The Company was previously in a 12-month commitment for office and lab space in Philadelphia, PA, costing approximately $38,110 per month. The lease expired on August 31, 2024, and as of October 2024, the Company continues to occupy the space on a month-to-month basis under the same terms.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of October 31, 2024 and July 31, 2024:

	Fair Value Measurements at
	October 31, 2024			July 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	5,792,265	-	5,792,265	862,089	-	862,089

Total assets measured at fair value	$5,792,265	$-	$5,792,265	$862,809	$-	$862,089

Financial liabilities:
Warrants liability	1,207,621	505,058	1,712,679	760,657	335,379	1,096,036

Total liabilities measured at fair value	$1,207,621	$505,058	$1,712,679	$760,657	$335,379	$1,096,036

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

b. Issued share capital

(i)	The Company issued the following shares during the three-month period ended October 31, 2024:

1.	On September 12, 2024, the Company completed a registered direct offering for the purchase and sale of 12,325,000 common shares of the Company at an offering price of $0.69 per share, for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses (the “September 2024 Offering”).

In connection with the September 2024 Offering, the Company issued 616,250 placement agent warrants with an exercise price of $0.8625 per share. These placement agent warrants are exercisable beginning on March 11, 2025, and expire five years from the date of issuance. The fair value of the broker warrants was determined to be $247,800 using the Black-Scholes option pricing model, with the following assumptions: share price - $0.63; exercise price - $0.8625; expected life – 5 years; annualized volatility - 109%; dividend yield - 0%; risk-free rate – 3.469%, non-marketability discount – 16.38%.

The amount was credited to the warrant reserve at the date of the September 2024 Offering.

2. On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 5,128,500 common shares of the Company and warrants to purchase up to an aggregate of 5,128,500 common shares of the Company for aggregate gross proceeds of $5 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $0.975. The warrants have an exercise price of $0.85 per share, are immediately exercisable, and expire five years from the date of issuance (“October 2024 Warrants”).

In connection with the October 2024 Offering, the Company issued 256,425 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $1.21875 per share and expire five years from the date of issuance.

The fair value of the 5,128,500 October 2024 Warrants was determined to be $2,211,266 using the Black-Scholes option pricing model, with the following assumptions: share price - $0.54; exercise price - $0.85; expected life – 5 years; annualized volatility - 121%; dividend yield - 0%; risk-free rate – 3.553%.

The fair value of the 256,425 placement agent warrants was determined to be $204,128 using the Black-Scholes option pricing model, with the following assumptions: share price - $1.01; exercise price - $1.22; expected life – 5 years; annualized volatility - 112%; dividend yield - 0%; risk-free rate – 3.561%.

The amounts were credited to the warrant reserve at the date of the October 2024 Offering.

During October 2024, 345,000 October 2024 Warrants with an exercise price of $0.85 were exercised for gross proceeds of $293,250. The Company issued 345,000 common shares in respect of the exercise of these warrants.

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the three-month period ending October 31, 2024 is presented below:

	Number of options outstanding	Weighted average exercise price (*)
Balance, July 31, 2024	10,524,585	$4.92
Exercised	(345,000)	(0.85)
Granted in the October 2024 Offering	5,128,500	0.85
Balance, October 31, 2024	15,308,085	$3.65

(ii)	As of October 31, 2024, warrants outstanding were as follows:

Number of Warrants	Exercise Price(*)	Exercisable At October 31, 2024	Expiry Date
51,698	$3.89	51,698	November 16, 2025
3,896,809	$5.31	3,896,809	February 26, 2026 – April 26, 2026
4,173,143	$6.19	4,173,143	December 7, 2026
2,402,935	$2.11	(*)-	November 17, 2029
4,783,500	$0.85	4,783,500	October 2, 2029
15,308,085		12,898,150

(*)	Exercisable from November 17, 2024.

d. Compensation Warrants

(i)	A summary of changes in compensation warrants for the three-month period ended October 31, 2024 is presented below:

	Number of warrants outstanding	Weighted average exercise price (*)
Balance, July 31, 2024	96,652	3.92
Granted in the September 2024 Offering	616,250	0.86
Granted in the October 2024 Offering	256,425	1.22
Balance, October 31, 2024	969,327	$1.26

(ii)	As of October 31, 2024, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At October 31, 2024	Expiry Date
4,890	$3.89	4,890	November 16, 2025
17,074	$5.31	17,074	February 26, 2026
24,688	$6.19	24,688	June 7, 2026
50,000	$2.32	(*)-	May 17, 2029
616,250	$0.86	(**)-	March 13, 2030
256,425	$1.22	256,425	October 2, 2029
969,327		303,077

(*)	Exercisable from November 17, 2024.
(**)	Exercisable from March 11, 2025.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2024	$1,096,036
Change in fair value during the period	$616,643

Balance as of October 31, 2024	$1,712,679

The key inputs used in the valuation of the non-public warrants as of October 31, 2024 and at July 31, 2024 were as follows:

	October 31, 2024	July 31, 2024

Share price	$0.81	$0.75
Exercise price	$5.31-6.19	$5.31-6.19
Expected life (years)	1.32-2.10	1.57-2.35
Volatility	93-106%	77-79%
Dividend yield	0%	0%
Risk free rate	4.19-4.29%	4.27%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of October 31, 2024 were as follows:

	August 31, 2023 (Effective Date)	October 31, 2024

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	1.05-2.10
Volatility	100%	93-106%
Dividend yield	0%	0%
Risk free rate	4.40%	3.07%

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

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for three-month period ended October 31, 2024 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2024	2,131,400	$6.16	2.52	$-

Balance as of October 31, 2024	2,131,400	6.15	2.27	-

Exercisable as of October 31, 2024	2,018,775	$6.16	2.20	$-

As of October 31, 2024, there are $519,598 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 6 months.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of October 31, 2024.

Exercise price	Options outstanding as of October 31, 2024	Weighted average remaining contractual term (years)	Options exercisable as of October 31, 2024	Weighted average remaining contractual term (years)	Expiry Date

$6.03	440,000	3.64	330,000	3.64	June 20, 2028
$7.16	21,000	3.33	18,375	3.33	February 27, 2028
$6.04	180,100	2.76	180,100	2.76	August 02, 2027
$4.71	31,000	2.56	31,000	2.56	May 20, 2027
$7.51	150,000	2.29	150,000	2.29	February 16, 2027
$8.47	524,700	2.20	524,700	2.20	January 13, 2027
$7.15	12,600	2.00	12,600	2.00	November 01, 2026
$5.74	100,000	1.84	100,000	1.84	September 01, 2026
$4.24	60,000	1.47	60,000	1.47	April 19, 2026
$4.24	612,000	1.41	612,000	1.41	March 29, 2026
	2,131,400		2,018,775

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of October 31, 2024:

Exercise Price	Options outstanding as of October 31, 2024	Options exercisable as of October 31, 2024	Expiry Date

$0.0933	440,000	330,000	June 20, 2028
$0.1108	21,000	18,375	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,018,775

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of October 31, 2024:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2024	19,200	$14,400
Balance, October 31, 2024	19,200	$15,552

f.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month period ended October 31, 2024 and 2023 is comprised as follows:

	Three months ended October 31,
	2024	2023

Research and development expenses	$32,718	257,809
General and administrative expenses	234,253	276,007
Total share-based compensation	$266,971	533,816

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 8: BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The company reported a loss for the three-month period ending October 31, 2023, leading to the exclusion of potentially dilutive ordinary shares. Conversely, a gain was recorded for the three-month period ending October 31, 2024, resulting in the inclusion of all potentially dilutive ordinary shares.

	Three months ended October 31,
	2024	2023
	(Unaudited)	(Unaudited)
Basic EPS
Numerator:
Net income (loss)	$(5,802,175)	$6,001,543
Denominator:
Shares used in computation of basic earnings per share	26,641,036	15,981,726
Basic EPS	$(0.22)	$0.38
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic	$(5,802,175)	$6,001,543
Adjustment: Change in fair value of warrant liability	-	(14,282,078)
Net (loss) attributable to common stock, diluted	$(5,802,175)	$(8,280,535)
Denominator:
Shares used in computing net EPS of common stock, basic	26,641,036	15,981,726
Stock Options	-	211,434
Warrants	-	481,731
Shares used in computation of diluted earnings per share	26,641,036	16,674,891
Diluted EPS	$(0.22)	$(0.50)

NOTE 9: FINANCIAL INCOME (EXPENSES), NET

	Three months ended October 31,
	2024	2023
Interest income	$13,050	$190,815
Foreign exchange loss	(1,336)	(10,993)
Financial income, net	$11,714	$179,822

NOTE 10: SUBSEQUENT EVENTS

a.	Between December 3, 2024 and December 10, 2024, a 620,900 October 2024 Warrants were exercised into 620,900 common shares of the Company, generating gross proceeds of $527,765.

b.	On December 13, 2024, the Company closed a public offering for the purchase and sale of 7,400,000 common shares of the Company and warrants to purchase up to an aggregate of 7,400,000 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $0.75. The warrants have an exercise price of $0.9375 per share, and are immediately exercisable for a period of five years from the closing date. In addition, the Company issued 370,000 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $0.9375.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2024 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2024 in comparison to the first quarter of fiscal 2023.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Recent Developments

On October 15, 2024, the Company provided an update on its pivotal Phase 3 study in metastatic breast cancer - 35 clinical sites (18 main and 17 satellite) are active and enrolling patients. Additional sites are in various stages of start-up. Interim data will be analyzed once 144 events (deaths) occur, comparing the overall survival (OS) in patients treated with the Bria-IMT™ combination regimen versus those treated with physician’s choice as the primary endpoint. Positive results of the pivotal Phase 3 study could result in full approval and marketing authorization for Bria-IMT™ in MBC patients. Secondary analyses include comparison of the Bria-IMT™ combination regimen vs Bria-IMT™ monotherapy. BriaCell recently announced impressive Phase 2 survival data in a similar MBC patient population. The Bria-IMT™ combination regimen has received FDA Fast Track designation.

On October 22, 2024, the Company reported that in the Company’s Phase 2 clinical study, patients treated with the same Bria-IMT™ regimen formulation being used in the ongoing Phase 3 pivotal trial experienced a one-year survival rate of 55% (i.e. 55% of patients remain alive at least one year after starting on the study). This rate exceeds the survival data of the current standard of care for similar patients (see Table 1). Notably, 4 of 13 patients recruited in 2022 remain in survival follow-up as well.

On November, 21, 2024, the Company announced that the first patient was dosed in its Phase 1/2 study (ClinicalTrials.gov identifier: NCT06471673) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s personalized next generation immunotherapy. The study will investigate Bria-OTS™ alone and in combination with immune check point inhibitor tislelizumab® (manufactured and supplied by BeiGene, Ltd.) for the treatment of metastatic breast cancer. Bria-OTS™ is an enhanced form of Bria-IMT™, currently in pivotal Phase 3 study for metastatic breast cancer.

On November 23, 2024, Marc Lustig resigned from the board of directors of the Company.

On December 13, 2024, the Company closed a public offering for the purchase and sale of 7,400,000 common shares of the Company and warrants to purchase up to an aggregate of 7,400,000 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $0.75. The warrants have an exercise price of $0.9375 per share, and are immediately exercisable for a period of five years from the closing date. In addition, the Company issued 370,000 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $0.9375.

Results of Operations for the Three Months Ended October 31, 2024, and 2023

	Three months ended
	October 31,
	2024	2023
Operating expenses:
Research and development expenses	$3,665,341	6,857,257
General and administrative expenses	1,487,491	1,645,771
Total operating expenses	5,152,832	8,503,028

Operating loss	(5,152,832)	(8,503,028)
Financial income, net	11,714	179,822
Change in fair value of the warrant liability	(616,643)	14,282,078
Share of loss on equity investment	(71,515)	-
Net income (loss) for the period	$(5,829,276)	$5,958,872
Net loss attributable to non-controlling interest	(27,101)	(42,671)
Net income (loss) for the period attributable to BriaCell	(5,802,175)	6,001,543
Net income (loss) per share attributable to BriaCell – basic	$(0.22)	$0.38
Net income (loss) per share attributable to BriaCell – diluted	(0.22)	(0.50)
Weighted average number of shares used in computing net basic earnings per share of common stock	26,641,036	15,619,676
Weighted average number of shares used in computing net diluted earnings per share of common stock	26,641,036	16,674,891

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended October 31,
	2024	2023

Clinical trial sites and investigational drug costs	$2,439,667	$5,397,438
Wages and salaries	949,089	1,020,725
Laboratory Rent	114,330	88,480
Supplies	99,430	89,023
Depreciation	22,839	-
Professional fees	7,268	3,782
Share-based compensation	32,718	257,809
	$3,665,341	$6,857,257

For the three-month period ending October 31, 2024, research costs amounted to $3,665,341, a significant decrease from the $6,857,257 incurred during the same period in 2023. This reduction was primarily driven by lower clinical trial sites and investigational drug costs, which decreased from $5,397,438 in 2023 to $2,439,667 in 2024. The decrease reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries decreased slightly, from $1,020,725 in 2023 to $949,089 in 2024, reflecting resource allocation adjustments. Laboratory rent increased to $114,330 in 2024, up from $88,480 in 2023, due to expanded use of facilities to support ongoing research. Supplies also increased, from $89,023 in 2023 to $99,430 in 2024, driven by higher operational needs. Depreciation expenses of $22,839 were recognized in 2024, reflecting investments in capital assets to support research activities. Professional fees increased to $7,268 in 2024, compared to $3,782 in 2023, primarily due to consulting and support for clinical operations. Notably, share-based compensation expenses decreased significantly, from $257,809 in 2023 to $32,718 in 2024, contributing to the overall reduction in research and development expenses.

Our clinical trial expenses are broken down as follows:

	Three months ended October 31,
	2024	2023
Bria-IMT™ Pivotal Phase 3 study	$2,185,543	$2,278,258
Bria-IMT™ Phase 1/2a	142,496	1,214,440
Indirect research and development expenses allocated to trials	111,628	134,592
	$2,439,667	$3,627,290

Clinical trial expenses for the three months ended October 31, 2024, were $2,439,667, compared to $3,627,290 during the same period in 2023. The decrease in expenses is primarily attributable to the conclusion of patient recruitment and related activities in the Bria-IMT™ Phase 1/2a clinical trial in fiscal 2024. This reduction in costs aligns with our transition to the pivotal Phase 3 study of Bria-IMT™, which has become the primary focus of our clinical development efforts.

For the three-month period ending October 31, 2024, Bria-IMT™ Pivotal Phase 3 Study costs amounted to $2,185,543, remaining consistent with the prior year’s $2,278,258. This consistency reflects our strategic decision to optimize spending while focusing expenditures on this pivotal trial, underscoring our commitment to prioritizing the Phase 3 study as the cornerstone of our clinical development program. Resources were effectively allocated toward patient recruitment, trial operations, and preparation for key milestones.

For the three-month period ending October 31, 2024, Bria-IMT™ Phase 1/2a costs amounted to $142,496, a significant decrease compared to $1,214,440 during the same period in 2023. This decrease is attributed to the trial’s conclusion in fiscal 2024, with only minimal remaining expenses related to final data analysis and study close-out activities.

For the three-month period ending October 31, 2024, indirect research and development expenses allocated to trials amounted to $111,628, compared to $134,592 in the prior year. This reduction is primarily due to streamlined trial operations and a shift in resource allocation toward the pivotal Phase 3 study.

We remain focused on advancing the pivotal Phase 3 study of Bria-IMT™ in advanced breast cancer and continue to direct resources accordingly to ensure its timely progression.

General and Administrative Expenses

For the three-month period ending October 31, 2024, general and administrative expenses amounted to $1,487,491, showing a decrease from $1,645,771 in the same period of 2023. The decrease in general and administrative expenses primarily stems from lower insurance premiums, professional fees and share-based compensation expenses. The Company has reduced general and administrative expenses in order to devote more resources to its clinical program.

Financial income (expenses), net

For the three-month period ending October 31, 2024, net financial income amounted to $11,714, a significant decrease from the $179,822 recorded in the same period of 2023. Financial income for the three-month period ending October 31, 2024 primarily consists of interest income of $13,050, offset by a foreign exchange loss of $1,336. In comparison, For the three-month period ending October 31, 2023, interest income was $190,815, while foreign exchange losses totaled $10,993. The decrease in financial income from 2023 to 2024 reflects lower interest income due to reduced cash and cash equivalents available for investment in interest-bearing funds

Profit (loss) for the period

For the three-month period ended October 31, 2024, the Company reported a loss of $5,829,276 compared to a gain of $5,958,872 for the same period in 2023. The loss in the three-month period ended October 31, 2024, primarily resulted from the significant change in the fair value of the warrant liability, which accounted for a loss of $616,643 in 2024 compared to a gain of $14,282,078 in 2023. This highlights the substantial impact that warrant liability valuation has on the Company’s overall financial performance, despite decreased operational spending during the period, particularly in research and development.

Liquidity, Capital Resources and Going Concern Uncertainty

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

As of October 31, 2024, and a positive working capital balance of $3,230,459 (July 31, 2024 negative balance of $3,807,303).

As of October 31, 2024, the Company has total assets of $10,414,330 (July 31, 2024 - $5,872,261), a positive working capital of $3,230,459 (July 31, 2024 – negative balance of $3,807,303) and an accumulated deficit of $91,245,872 (July 31, 2024 - $85,443,697).

As of October 31, 2024, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. To this end, for several months during calendar year 2024, certain directors and officers agreed to defer payment of their directors’ fees/compensation until we completed a financing, after which, these fees were paid in full. Further, certain officers have indicated their willingness to receive a portion of their compensation in equity of the Company, subject to applicable Nasdaq rules. In addition, we continue to reduce expenditure on certain non-core activities whilst maintaining our focus on our Phase 3 Bria-IMT™ pivotal study in advanced metastatic breast cancer.

During the period ended October 31, 2024, the Company’s overall position of cash and cash equivalents increased by $4,930,176 from the period ended July 31, 2024 (including effects of foreign exchange). This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended October 31, 2024, was $6,955,076 as compared to $7,605,245 for the period ended October 31, 2023.

Cash gained in financing activities for the period ended October 31, 2024, was 11,960,252 as compared to nil for the period ended October 31, 2023.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended October 31, 2024.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of October 31, 2024, the Company has total assets of $10,414,330 (July 31, 2024 - $5,872,261) and a positive working capital balance of $3,230,459 (July 31, 2024 - negative working capital balance of $3,807,303).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of October 31, 2024, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of October 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended October 31, 2024.

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

BRIACELL THERAPEUTICS CORP.

December 16, 2024	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

December 16, 2024	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

