Form 10-Q
period 2025-01-31
BriaCell Therapeutics Corp.
filed 2025-03-12
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 12, 2025, there were 3,709,440 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	July 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,013,654	$862,089
Amounts receivable and prepaid expenses	2,148,919	2,791,765
Total current assets	7,162,573	3,653,854

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	454,391	418,490
Intangible assets, net	192,160	199,796
Property and equipment, net	342,497	388,175
Long term prepaid expenses	1,211,946	1,211,946
Total non-current assets	2,200,994	2,218,407

Total assets	$9,363,567	$5,872,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$5,003,239	$7,170,781
Accrued expenses and other payables	227,599	290,376
Total current liabilities	5,230,838	7,461,157

NON-CURRENT LIABILITIES:
Warrant liability	905,838	1,096,036
Total non-current liabilities	905,838	1,096,036

SHAREHOLDERS’ EQUITY (DEFICIT)(1):
Share Capital of no par value - Authorized: unlimited at January 31, 2025 and July 31, 2024, Issued and outstanding: 2,946,940 shares January 31, 2025 and 1,218,984 July 31, 2024, respectively	85,451,119	72,166,414
Share-based payment reserve	10,091,325	9,189,261
Warrant Reserve	5,736,454	1,844,296
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling Interest	(376,031)	(302,522)
Accumulated deficit	(97,537,292)	(85,443,697)
Total shareholders’ equity (deficit)	3,226,891	(2,684,932)

Total liabilities and shareholders’ equity (deficit)	$9,363,567	$5,872,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$5,684,777	$8,257,455	$9,350,118	$15,114,712
General and administrative expenses	1,484,666	1,571,991	2,972,157	3,217,762
Total operating expenses	7,169,443	9,829,446	12,322,275	18,332,474

Operating loss	(7,169,443)	(9,829,446)	(12,322,275)	(18,332,474)
Financial expenses, net	67,358	81,628	79,072	261,450
Change in fair value of the warrant liability	806,841	(1,567,747)	190,198	12,714,331
Share of loss on equity investment	(42,584)	(18,345)	(114,099)	(18,345)
Net loss for the period	$(6,337,828)	$(11,333,910)	$(12,167,104)	(5,375,038)
Net loss attributable to non-controlling interest	(46,408)	(39,307)	(73,509)	(81,978)
Net loss and Comprehensive loss for the period attributable to BriaCell	(6,291,420)	(11,294,603)	(12,093,595)	(5,293,060)
Net loss per share attributable to BriaCell – basic and diluted	$(2.33)	$(10.64)	$(5.44)	$(5.04)
Weighted average number of shares used in computing net basic earnings per share of common stock(1)	2,699,566	1,065,448	2,224,979	1,065,448
Weighted average number of shares used in computing net diluted earnings per share of common stock(1)	2,699,566	1,065,448	2,224,979	1,065,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, October 31, 2024	2,412,216	$82,040,741	$9,456,232	$3,930,221	$(138,684)	$(91,245,872)	$(329,623)	$3,713,015
Issuance of Options	-	-	635,093	-	-	-	-	635,093
Exercise of warrants	41,391	796,690	-	(268,925)	-	-	-	527,765
Issuance of units	493,333	2,613,688	-	2,075,158	-	-	-	4,688,846
Net loss for the period	-	-	-	-	-	(6,291,420)	(46,408)	(6,337,828)
Balance, January 31, 2025	2,946,940	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, July 31, 2024	1,218,984	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)
Issuance of Options	-	-	902,064	-	-	-	-	902,064
Exercise of prefunded warrants	6,666	-	-	-	-	-	-	-
Exercise of broker warrants	64,391	1,239,367	-	(418,352)		-		821,015
Issuance of units	1,656,899	12,045,338	-	4,310,510	-	-	-	16,355,848
Net loss for the period	-	-	-	-	-	(12,093,595)	(73,509)	(12,167,104)
Balance, January 31, 2025	2,946,940	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891

	Share capital(1)		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	interest	(deficit)
Balance, October 31, 2023	1,065,455	$69,591,784	$7,918,999	$(138,684)	$(74,650,688)	$(205,111)	$2,516,300
Issuance of options	-	-	500,155	-	-	-	500,155
Loss for the period	-	-	-	-	(11,294,603)	(39,307)	(11,333,910)
Balance, January 31, 2024	1,065,455	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)

	Share capital(1)		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’
	Number	Amount	capital	loss	deficit	interest	deficit
Balance, July 31, 2023	1,065,455	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	1,033,971	-	-	-	1,033,971
Loss for the period	-	-	-	-	(5,293,060)	(81,978)	(5,375,038)
Balance, January 31, 2024	1,065,455	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)

(1)	On January 3, 2025, the Company’s board of directors approved a 1-for-15 reverse stock split, which became effective on January 24, 2025. The Company’s common shares began trading on a post-split basis on January 29, 2025, under the existing ticker symbols “BCTX” (Nasdaq) and “BCT” (TSX). The reverse stock split did not change the total authorized share capital of the Company or the par value of its common shares (“Reverse Stock-Split”). Outstanding stock options, warrants, and other equity-based instruments were adjusted proportionally, with the number of shares issuable reduced and the exercise price per share increased by a factor of 15. Any fractional shares resulting from the split were rounded down to the nearest whole share.

As a result of the reverse stock split, the number of common shares outstanding as of January 24, 2025, was 2,946,940.

All share and per-share amounts presented in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, in accordance with ASC 260.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Unaudited)

	Six months ended January 31,
	2025	2024
Cash flow from operating activities
Net loss for the period	$(12,167,104)	$(5,375,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,314	7,637
Share-based compensation	552,064	1,033,971
Share of loss on equity investment	114,099	18,345
Change in fair value of warrants	(190,198)	(12,714,331)
Changes in assets and liabilities:
Decrease (increase) in amounts receivable	723,172	(11,272)
Decrease in prepaid expenses	(80,326)	(88,744)
(Decrease) increase in trade payable	(2,167,542)	2,587,716
Increase (decrease) in accrued expenses and other payables	287,223	(464,848)
Total cash flow from operating activities	(12,875,298)	(15,006,564)

Cash flows from investing activities
Equity Investment in BC Therapeutics	(150,000)	-
Total cash flow from investing activities	(150,000)	-
Cash flows from financing activities
Proceeds from exercise of warrants	821,015	-
Proceeds from the issuance of shares, net of issuance costs	16,355,848	-
Total cash flow from financing activities	17,176,863	-

Decrease in cash and cash equivalents	4,151,565	(15,006,564)
Cash and cash equivalents at beginning of the period	862,089	21,251,092
Cash and cash equivalents at end of the period	$5,013,654	$6,244,528

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

b.

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab, manufactured and supplied by Incyte)  in a pivotal[1] Phase 3 study in metastatic breast cancer. The pivotal Phase 3 study of Bria-IMT™ is currently under Fast Track Designation by the U.S. FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal Phase 3 study, following review by FDA, could lead to full approval of the Bria-IMT™ plus an immune checkpoint inhibitor in metastatic breast cancer.

Additionally, BriaCell is conducting a Phase 1/2 study (ClinicalTrials.gov identifier: NCT06471673 ) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s personalized next generation immunotherapy. The study will investigate Bria-OTS™ alone and in combination with immune check point inhibitor tislelizumab ® (manufactured and supplied by BeiGene, Ltd.) for the treatment of metastatic breast cancer. Bria-OTS™/Bria-OTS+™   (enhanced version) provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble cluster of differentiation 80 (“soluble CD80” protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

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

On January 3, 2025, the Company’s board of directors approved a 1-for-15 reverse stock split, which became effective on January 24, 2025. The Company’s common shares began trading on a post-split basis on January 29, 2025, under the existing ticker symbols “BCTX” (Nasdaq) and “BCT” (TSX). The reverse stock split did not change the total authorized share capital of the Company or the par value of its common shares. Outstanding stock options, warrants, and other equity-based instruments were adjusted proportionally, with the number of shares issuable reduced and the exercise price per share increased by a factor of 15. Any fractional shares resulting from the split were rounded down to the nearest whole share.

All share and per-share amounts presented in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, in accordance with ASC 260.

d.

Going concern

The Company continues to devote substantially all of its efforts toward research, development, and clinical activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of January 31, 2025 was $97,537,292 and negative cash flows from operating activities during the six-month period ended January 31, 2025 was $12,875,298. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern. See note 5(b) for details of an $8.5 million gross offering completed in September 2024, a $5.0 million gross offering completed in October 2024, a $5.55 million gross offering completed in December 2024 and in February 2025, the Company closed a public offering for the purchase and sale of 762,500 common shares of the Company for aggregate gross proceeds of approximately $3.05 million before deducting placement agent fees and other offering expenses – see note 9a.

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

Pursuant to the terms of the Arrangement, BriaPro has acquired the entire right and interest in and to the BriaPro Assets in consideration for the issuance by BriaPro to the Company of BriaPro common shares. Under the terms of the Arrangement, for each BriaCell share held immediately prior to closing, BriaCell Shareholders received one (1) common share of BriaPro (“BriaPro Share”), and one (1) new common share of BriaCell (retiring their old share) having the same terms and characteristics as the existing BriaCell common shares. The Company will remain listed on the NASDAQ Stock Market and Toronto Stock Exchange, and BriaPro is an unlisted reporting issuer in Canada.

Immediately following the closing of the Arrangement, the Company controls 2/3rd of the BriaPro common shares representing approximately 66.6% of the issued and outstanding common shares of BriaPro.

As a result of the Arrangement, there are 47,945,178 BriaPro Shares issued and outstanding. The Company now beneficially owns or controls approximately 31,963,452 BriaPro Shares, representing 2/3rd of the issued and outstanding BriaPro Shares).

In addition, pursuant to the Arrangement, each BriaCell warrant in issuance at the time of the Arrangement (“Briacell Legacy Warrant”) shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share (and post Reverse Stock-Split – 15 Briacell Shares) and one BriaPro Share for the original exercise price. Warrants issued by the Company, subsequent to the Arrangement are not subject to the terms above.

Upon the exercise of 15 BriaCell Legacy Warrants (post Reverse Stock-Split), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 15 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a post Reverse Stock-Split basis, as of January 31, 2025, 554,553 Briacell Legacy Warrants are exercisable into 554,553 Briacell Shares and 8,168,295 BriaPro Shares.

In addition, pursuant to the Arrangement, all Briacell option holders in issuance at the time of the Arrangement (“BriaCell Legacy Options”) received the same amount of BriaPro options (“BriaPro Option”) and under the BriaPro incentive plan. There were 2,131,400 (pre Reverse Stock Split) Briacell Legacy Options at the time of the Arrangement. The exercise price of the BriaCell Legacy Options was apportioned between the BriaCell Legacy Options and the BriaPro options, as follows:

Each fifteen (15) BriaPro Legacy Options (post Reverse Stock-Split) to acquire one (1) BriaPro share shall have an exercise price equal to the product obtained by multiplying the original exercise price of the BriaCell Option by the quotient obtained by dividing (A) the fair market value of a BriaPro Share at the Effective Date by (B) the aggregate fair market value of a BriaCell Share and a BriaPro Share at the Effective Date.

Pursuant to the Arrangement, all BriaCell Restricted Shares Units (“RSU”) holders in issuance at the time of the Arrangement received the same amount of BriaPro RSU’s under the BriaPro incentive plan.

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

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 57.4% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

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

1.	In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

2.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. No director, officer, employee or consultant has a profit interests awards and therefore this standard has no effect on the Company’s financial statements and disclosures.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: INVESTMENT IN BC THERAPEUTICS INC.

On December 21, 2023, the Company and BC Therapeutics, Inc. (“BC Therapeutics” or “the Investee”) entered a share purchase agreement (“SPA”), pursuant to which the Company initially provided a loan of $300,000 to BC Therapeutics, with no interest to be paid. Subsequently, in accordance with the SPA, this loan was converted into an equity investment in BC Therapeutics at a rate of $1.25 per share, resulting in a 37.5% ownership interest (“Initial Investment”).

Pursuant to the SPA (“Initial Investment”), Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share. The first option expired on February 15, 2024 (“First BC Therapeutics Option”) and the second option expired on June 30, 2024 (“Second BC Therapeutics Options”, together, the “BC Therapeutic Options”). In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were initially valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 4.902%, Volatility: 100%.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

The Company initially acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. During the six-month period ended January 31, 2025, the Company exercised this option in six monthly tranches, totaling $150,000 for 120,000 shares. As of January 31, 2025, the Company holds 540,000 shares in BC Therapeutics, representing 57.4% of the total issued and outstanding shares.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023	$-
Funding (including the value of the BC Therapeutics Options)	525,000
Share of losses	(106,510)
Balance – July 31, 2024	418,490
Funding	150,000
Share of losses	(114,099)
Balance – January 31, 2025	$454,391

The following amounts represent the Company’s 57.4% share of the assets of BC Therapeutics:

As of January 31, 2025
Current assets: Cash	$1,595
Net assets	$1,595

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of 15 BriaCell Legacy Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula (detailed in note 1(f)). As of January 31, 2025, this amount totaled up to $241,164 and is eliminated on consolidation.

b.	Lease

The Company was previously in a 12-month commitment for office and lab space in Philadelphia, PA, costing approximately $38,110 per month. The lease expired on August 31, 2024, and as of January 2025, the Company continues to occupy the space on a month-to-month basis under the same terms

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of January 31, 2025, and July 31, 2024:

	Fair Value Measurements at
	January 31, 2025			July 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	5,013,654	-	5,013,654	862,089	-	862,089

Total assets measured at fair value	$5,013,654	$-	$5,013,654	$862,809	$-	$862,089

Financial liabilities:
Warrants liability	252,343	653,495	905,838	760,657	335,379	1,096,036

Total liabilities measured at fair value	$252,343	$653,495	$905,838	$760,657	$335,379	$1,096,036

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

b. Issued share capital

(i)	Reverse Stock Split:

1.

On January 3, 2025, the Company’s board of directors approved a reverse stock split (the “Reverse Split”) of the Company’s common shares on a 1-for-15 basis, which became effective on January 24, 2025 (the “Effective Date”). The Company’s post-split common shares began trading on The Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (“TSX”) at market open on January 29, 2025, under the existing ticker symbols “BCTX” (Nasdaq) and “BCT” (TSX”) with a new CUSIP number (107930208).

As a result of the Reverse Split, every fifteen (15) pre-split common shares issued and outstanding were automatically combined into one (1) new common share. No fractional common shares were issued in connection with the Reverse Split. Instead, any fractional common shares resulting from the Reverse Split were deemed to have been tendered to the Company for cancellation for no consideration.

Following the Reverse Split, the number of common shares outstanding as of the Effective Date was 2,946,940.

The Reverse Split also resulted in a proportional adjustment to the number of common shares issuable upon the exercise of the Company’s outstanding warrants, stock options, and other convertible securities, as well as an adjustment to the exercise prices and conversion prices, as applicable.

The Reverse Split was implemented to ensure compliance with Nasdaq’s minimum bid price requirement and did not impact the par value of the Company’s common shares or the Company’s authorized share capital.

All share and per share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

(ii)	The Company issued the following shares during the six-month period ended January 31, 2025:

1.	On September 12, 2024, the Company completed a registered direct offering for the purchase and sale of 821,666 common shares of the Company at an offering price of $10.35 per share, for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses (the “September 2024 Offering”).

In connection with the September 2024 Offering, the Company issued 41,083 placement agent warrants with an exercise price of $12.94 per share. These placement agent warrants are exercisable beginning on March 11, 2025, and expire five years from the date of issuance. The fair value of the broker warrants was determined to be $247,800 using the Black-Scholes option pricing model, with the following assumptions: share price - $9.45; exercise price - $12.94; expected life – 5 years; annualized volatility - 109%; dividend yield - 0%; risk-free rate – 3.469%, non-marketability discount – 16.38%.

The amount was credited to the warrant reserve at the date of the September 2024 Offering.

2.

On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 341,900 common shares of the Company and warrants to purchase up to an aggregate of 341,900 common shares of the Company for aggregate gross proceeds of $5 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $14.63. The warrants have an exercise price of $12.75 per share, are immediately exercisable, and expire five years from the date of issuance (“October 2024 Warrants”).

In connection with the October 2024 Offering, the Company issued 17,095 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $18.28 per share and expire five years from the date of issuance.

The fair value of the 341,900 October 2024 Warrants was determined to be $2,211,266 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $8.10; exercise price - $12.75; expected life – 5 years; annualized volatility - 121%; dividend yield - 0%; risk-free rate – 3.553%.

The fair value of the 17,095 placement agent warrants was determined to be $204,128 using the Black-Scholes option pricing model, with the following assumptions: share price - $15.15; exercise price - $18.28; expected life – 5 years; annualized volatility - 112%; dividend yield - 0%; risk-free rate – 3.561%.

The amounts were credited to the warrant reserve at the date of the October 2024 Offering.

3.

On December 13, 2024, the Company closed a public offering for the purchase and sale of 493,333 common shares of the Company and warrants to purchase up to an aggregate of 493,333 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $11.25. The warrants have an exercise price of $14.06 per share, are immediately exercisable, and expire five years from the date of issuance (“December 2024 Warrants”).

In connection with the December 2024 Offering, the Company issued 24,666 agent warrants. The agent warrants are immediately exercisable at an exercise price of $14.06 per share and expire five years from the date of issuance.

The fair value of the 493,333 December 2024 Warrants was determined to be $2,327,089 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $6.60; exercise price - $14.06; expected life – 5 years; annualized volatility - 111%; dividend yield - 0%; risk-free rate – 4.133%.

The fair value of the 24,666 agent warrants was determined to be $188,252 using the Black-Scholes option pricing model, with the following assumptions: share price - $9.90; exercise price - $14.06; expected life – 5 years; annualized volatility - 111%; dividend yield - 0%; risk-free rate – 4.133%.

The amounts were credited to the warrant reserve at the date of the December 2024 Offering.

During the six-month period ended January 31, 2025, a total of 64,391 October 2024 Warrants with an exercise price of $12.75 were exercised, generating gross proceeds of $821,015. The Company issued 64,391 common shares in respect of these warrant exercises.

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the six-month period ending January 31, 2025 is presented below:

	Number of options outstanding	Weighted average exercise price
Balance, July 31, 2024	701,638	$73.82
Exercised	(64,931)	(12.75)
Granted in the October 2024 Offering	341,900	12.75
Granted in the January 2025 Offering	493,333	14.06
Balance, January 31, 2025	1,472,480	$42.29

(ii)	As of January 31, 2025, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2025	Expiry Date
(*)3,448	$56.10	3,448	November 16, 2025
(*)259,793	$79.69	259,793	February 26, 2026 – April 26, 2026
(*)278,209	$92.85	278,209	December 7, 2026
160,195	$31.65	160,195	November 17, 2029
277,502	$12.75	277,502	October 2, 2029
493,333	$14.06	493,333	December 12, 2029
1,472,480		1,472,480

(*) Briacell Legacy Warrants – see note 1(f)

d. Compensation Warrants

(i)	A summary of changes in compensation warrants for the six-month period ended January 31, 2025 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2024	6,436	58.61
Granted in the September 2024 Offering	41,083	12.94
Granted in the October 2024 Offering	17,095	18.28
Granted in the December 2024 Offering	24,666	14.06
Balance, January 31, 2025	89,280	$17.56

(ii)	As of January 31, 2025, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2025	Expiry Date
(*)326	$56.10	326	November 16, 2025
(*)1,133	$79.69	1,133	February 26, 2026
(*)1,644	$92.85	1,644	June 7, 2026
3,333	$34.80	3,333	May 17, 2029
41,083	$12.94	(**)-	September 12, 2029
17,095	$18.28	17,095	October 2, 2029
24,666	$14.06	24,666	December 12, 2029
89,280		48,197

(*)	Briacell Legacy Warrants – see note 1(f)
(**)	Exercisable from March 11, 2025.

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2024	$1,096,036
Change in fair value during the period	$(190,198)

Balance as of January 31, 2025	$905,838

The key inputs used in the valuation of the non-public warrants as of January 31, 2025 and at July 31, 2024 were as follows:

	January 31, 2025	July 31, 2024

Share price	$5.02	$11.25
Exercise price	$79.69-92.85	$79.69-92.85
Expected life (years)	0.79-1.85	1.57-2.35
Volatility	110-148%	77-79%
Dividend yield	0%	0%
Risk free rate	2.77-4.22%	4.27%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of January 31, 2025 were as follows:

	August 31, 2023 (Effective Date)	January 31, 2025

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	0.79-1.85
Volatility	100%	110-148%
Dividend yield	0%	0%
Risk free rate	4.40%	2.66-2.77%

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

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for six-month period ended January 31, 2025 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2024	142,096	$91.99	2.52	$-
Granted (i)	3,333	6.00	4.96	-

Balance as of January 31, 2025	145,429	90.02	2.09	-

Exercisable as of January 31, 2025	141,096	$91.01	2.03	$-

(i)	On January 16, 2025, the Company granted 3,333 options to a consultant with an exercise price of $6.00. 50% vested immediately, and the remaining 50% will vest three months from the grant date. The options expire on January 16, 2030. The fair value of the 3,333 stock options issued was $16,241.60.

As of January 31, 2025, there are $270,747 of total unrecognized costs related to share-based compensation that is expected to be recognized over the next quarter.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of January 31, 2025.

Exercise price	Options outstanding as of January 31, 2025	Weighted average remaining contractual term (years)	Options exercisable as of January 31, 2025	Weighted average remaining contractual term (years)	Expiry Date
$6.00	3,333	4.96	1,667	4.96	January 16, 2030
$90.45	29,335	3.39	26,668	3.39	June 20, 2028
$107.40	1,400	3.08	1,400	3.08	February 27, 2028
$86.73	12,008	2.51	12,008	2.51	August 02, 2027
$70.65	2,066	2.31	2,066	2.31	May 20, 2027
$112.65	10,000	2.04	10,000	2.04	February 16, 2027
$127.05	34,980	1.95	34,980	1.95	January 13, 2027
$102.67	840	1.75	840	1.75	November 01, 2026
$86.14	6,667	1.59	6,667	1.59	September 01, 2026
$63.30	4,000	1.22	4,000	1.22	April 19, 2026
$63.30	40,800	1.16	40,800	1.16	March 29, 2026
	145,429		141,096

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of January 31, 2025:

Exercise Price	Options outstanding as of January 31, 2025	Options exercisable as of January 31, 2025	Expiry Date

$0.0933	440,000	385,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,076,400

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of January 31, 2025:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2024	1,280	$14,400
Granted(i)	61,666	370,000
Balance, January 31, 2025	62,946	$315,989

(i)	On January 16, 2025, the Company granted 58,333 RSU’s to the Chief Executive Officer (“CEO”) as compensation for deferred salary, with immediate vesting. The fair value of these RSUs was $350,000, offsetting previously accrued compensation owed to the CEO.

Additionally, on the same date, the Company granted 3,333 RSUs to a consultant, with 50% vesting immediately and the remaining 50% vesting three months from the grant date.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six-month period ended January 31, 2025 and 2024 is comprised as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research, development, and clinical trial expenses	$234,254	265,902	$468,507	541,909
General and administrative expenses	50,839	234,253	83,557	492,062
Total share-based compensation	$285,093	500,155	$552,064	1,033,971

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$46,832	81,595	$59,882	272,410
Foreign exchange gain (loss)	20,526	33	19,190	(10,960)
Financial income (expenses), net	$67,358	$81,628	$79,072	$261,450

NOTE 9: SUBSEQUENT EVENT

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through March 12, 2025, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except as follows:

a.	On February 5, 2025, the Company closed a public offering for the purchase and sale of 762,500 common shares of the Company for aggregate gross proceeds of approximately $3.05 million before deducting placement agent fees and other offering expenses (the “February 2025 Offering”). Each common share was sold at a public offering price of $4.00 per share. In addition, the Company issued 38,125 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $5.00.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2024 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first half and second quarter of fiscal 2025 in comparison to the first half and second quarter of fiscal 2024.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Overview

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab, manufactured and supplied by Incyte) in a pivotal1 Phase 3 study in metastatic breast cancer. The pivotal Phase 3 study of Bria-IMT™ is currently under Fast Track Designation by the U.S. FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal Phase 3 study, following review by FDA, could lead to full approval of the Bria-IMT™ plus an immune checkpoint inhibitor in metastatic breast cancer.

Additionally, BriaCell is conducting a Phase 1/2 study (ClinicalTrials.gov identifier: NCT06471673 ) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s personalized next generation immunotherapy. The study will investigate Bria-OTS™ alone and in combination with immune check point inhibitor tislelizumab ® (manufactured and supplied by BeiGene, Ltd.) for the treatment of metastatic breast cancer. Bria-OTS™/Bria-OTS+™, provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

1”Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

Recent Developments

 On September 10, 2024, BriaCell announced it had received positive feedback from its Pre-Investigational New Drug Application (Pre-IND) meeting with the FDA for Bria-PROS+™ in prostate cancer. The meeting provides a clear path towards filing an IND and conducting a Phase 1/2 study of Bria-PROS+™

On September 11, 2024, BriaCell reported positive overall survival (OS) in metastatic breast cancer in its Phase 2 study of the Bria-IMT™ regimen in combination with an immune checkpoint inhibitor. Median overall survival of 15.6 months in patients treated with the phase 3 formulation of Bria-IMT™ since 2022 was reported. OS of 15.6 months compared favorably with 5.9-9.8 months reported for similar patients in the literature. Ongoing Phase 3 study investigates Bria-IMT™ in similar metastatic breast cancer population. No drug related discontinuations were reported.

On September 12, 2024, BriaCell announced closing of $8.5 million offering. The Company announced the closing of its previously announced best-efforts offering priced at-the-market under Nasdaq rules for 821,666 common shares. Each common share was sold at an offering price of $10.35 per share, for gross proceeds of approximately $8.5 million, before deducting placement agent fees and other offering expenses. All the shares in the offering were offered by the Company. The Company announced its intention to use the net proceeds from the offering for working capital requirements, general corporate purposes, and the advancement of business objectives. ThinkEquity acted as sole placement agent for the offering. The securities were offered and sold pursuant to the Company’s currently effective shelf registration statement on Form S-3 (File No. 333-276650), including a base prospectus, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 22, 2024 and declared effective on January 31, 2024. The offering was made by means of a prospectus supplement and prospectus which have been filed with the SEC and available on the SEC’s website at www.sec.gov.

On September 18, 2024, BriaCell announced an FDA-authorized expanded access policy for metastatic breast cancer patients. FDA authorized the Expanded Access Policy (EAP) to help metastatic breast cancer patients in need of novel treatments. The expanded access policy will provide Bria-IMT™ to those cancer patients in need beyond the scope of BriaCell’s pivotal Phase 3 clinical trial.

On October 1, 2024, BriaCell reported 100% Resolution of brain metastasis in breast cancer patient with “eye-bulging” tumor. The dramatic anti-tumor response included complete resolution of right temporal lobe brain metastasis. Heavily pre-treated, this patient had failed 8 prior regimens including antibody-drug conjugate ( ADC) therapy and continues to receive Bria-IMT™ treatment.

On October 2, 2024, BriaCell announced closing of $5 million offering. The Company announced the closing of its previously announced best-efforts offering of 341,900 common shares and warrants to purchase up to 341,900 common shares at a combined offering price of $14.63 per share and associated warrant, priced at-the-market under Nasdaq rules. The warrants had an exercise price of $12.75 per share and are immediately exercisable upon issuance for a period of five years following the date of issuance. Total gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, are approximately $5 million. The Company announced its intentions to use the net proceeds from the offering for working capital requirements, general corporate purposes, and the advancement of business objectives. ThinkEquity acted as sole placement agent for the offering. The securities were offered and sold pursuant to the Company’s currently effective shelf registration statement on Form S-3 (File No. 333-276650), including a base prospectus, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 22, 2024 and declared effective on January 31, 2024. The offering was made by means of a prospectus supplement and prospectus which have been filed with the SEC and available on the SEC’s website at www.sec.gov. You should read the applicable prospectus supplement and prospectus for more complete information about the Company and the offering.

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

On October 22, 2024, the Company reported that in the Company’s Phase 2 clinical study, patients treated with the same Bria-IMT™ regimen formulation being used in the ongoing Phase 3 pivotal trial experienced a one-year survival rate of 55% (i.e. 55% of patients remain alive at least one year after starting on the study). This rate exceeds the survival data of the current standard of care for similar patients (see Table 1 below). Notably, 4 of 13 patients recruited in 2022 remain in survival follow-up as well.

Table 1: Comparable Analysis of 1 year survival for the BriaCell Phase 2 study

Reference	Breast Cancer Type	Median prior lines of therapy	Median OS (months)	Percent Survival at 1 year
Bria-IMT™ plus CPI	All types 61% HR+ 33% TNBC 6% HER2+	6	13.4* 15.6**	55%
Cortes et al.[1]	All types 57% HR+ 18-19% TNBC 18-20% HER2+	4	9.1-9.3	~38-40%
Kazmi et al.[2]	All types 51-52% HR+ 25-29% TNBC 9-24% HER2+	2	7.2-9.8	30-38%
Bardia et al. (TPC arm)[3]	TNBC	2-3	6.9	~23%
Rugo et al (TPC arm)[4]	HR+ HER2-	2	11.2	47%

* Patients treated with the Phase 3 formulation

** Patients treated with the Phase 3 formulation since 2022

1.	Cortes J, et al. Annals of Oncology 2018
2.	Kazmi S, et al. Breast Cancer Res Treat. 2020
3.	Bardia A, et al. J Clin Oncol. 2024
4.	Rugo HS, et al. The Lancet. 2023

Abbreviations:

HR+: hormone receptor-positive

TNBC: Triple-negative breast cancer (lacks or has low levels of the estrogen receptor, progesterone receptor, and human epidermal growth factor receptor 2 (HER2))

HER2+: Human epidermal growth factor receptor 2 positive

HR+ HER2-: hormone receptor-positive and human epidermal growth factor receptor 2 negative

TPC: Treatment of Physicians Choice

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

On December 2, 2024, BriaCell received green-light from Data Safety Monitoring Board for its Phase 3 Study in metastatic breast cancer. The Data Safety Monitoring Board (DSMB) stated no safety concerns, and recommended continuation of BriaCell’s pivotal Phase 3 study of Bria-IMT™ plus an immune check point inhibitor in metastatic breast cancer.

On December 11, 2024, BriaCell presented unprecedented overall survival data in metastatic breast cancer in Spotlight Poster at 2024 SABCS®. Median overall survival (OS) of 13.4 months for Phase 2 patients treated with the Phase 3 formulation (15.6 months for those treated since 2022), was ~double that of comparable patients in the literature. Final Phase 2 OS calculation was pending as many patients remain alive well over 1 year after starting the study. Median OS of 13.7 months was reported in breast cancer patients with central nervous system (CNS) metastasis treated with the Bria-IMT™ regimen alone or in combination with an immune check point inhibitor (CPI). Five BriaCell posters were presented that showcased robust survival and clinical benefit data, plus key biomarker data from the Phase 2 trial of the Bria-IMT™ regimen in combination with an immune checkpoint inhibitor in metastatic breast cancer (MBC). Biomarkers identify patients who benefit from treatments with the Bria-IMT™ regimen. No toxicity-related discontinuations were reported.

On December 13, 2024, the Company closed a public offering for the purchase and sale of 493,333 common shares of the Company and warrants to purchase up to an aggregate of 493,333 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $11.25. The warrants have an exercise price of $14.06 per share, and are immediately exercisable for a period of five years from the closing date. In addition, the Company issued 24,666 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $14.06.

On January 3, 2025, the Company announced that the board of directors has approved the consolidation (the “Consolidation”) of the Company’s issued and outstanding common shares (the “Common Shares”) on the basis of one (1) post-Consolidation Common Share for every fifteen (15) pre-Consolidation Common Shares. The Consolidation is being implemented to ensure that the Company continues to comply with the listing requirements of The Nasdaq Capital Market (the “Nasdaq”). The effective date of the consolidation was January 29, 2025.

On February 3, 2025, the Company announced an unprecedented clinical response including resolution of a lung metastasis (breast cancer tumor that spread to the lung) with stable disease elsewhere, The patient is the first metastatic breast cancer (MBC) patient treated with Bria-OTS™. Bria-OTS™ is a personalized off-the-shelf immunotherapy, currently under investigation in a Phase 1/2a dose escalation study (ClinicalTrials.gov identifier: NCT06471673) in metastatic recurrent breast cancer. Bria-OTS™ represents a personalized, next generation, advancement of BriaCell’s lead candidate Bria-IMT™ which is currently in a pivotal Phase 3 study for metastatic breast cancer.

On February 5, 2025, the Company closed a public offering for the purchase and sale of 762,500 common shares of the Company for aggregate gross proceeds of approximately $3.05 million before deducting placement agent fees and other offering expenses (the “February 2025 Offering”). Each common share was sold at a public offering price of $4.00 per share. In addition, the Company issued 38,125 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $5.00 per share.

Results of Operations for the Three Months Ended January 31, 2025 and 2024

	Three months ended January 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$5,684,777	$8,257,455
General and administrative expenses	1,484,666	1,571,991
Total operating expenses	7,169,443	9,829,446

Operating loss	(7,169,443)	(9,829,446)
Financial expenses, net	67,358	81,628
Change in fair value of the warrant liability	806,841	(1,567,747)
Share of loss on equity investments	(42,584)	(18,345)
Net loss for the period	$(6,337,828)	$(11,333,910)
Net loss attributable to non-controlling interest	(46,408)	(39,307)
Net loss for the period attributable to BriaCell	(6,291,420)	(11,294,603)
Net loss per share attributable to BriaCell – basic and diluted	$(2.33)	$(10.64)

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and in clinical development; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Three months ended January 31,
	2025	2024

Clinical trial sites and investigational drug costs	$4,117,576	$6,200,980
Wages and salaries	1,292,021	1,401,679
Laboratory Rent	114,330	108,000
Supplies	85,264	312,543
Depreciation	22,839	-
Professional fees	1,908	-
Share-based compensation	50,839	234,253
	$5,684,777	$8,257,455

For the three-month period ended January 31, 2025, total research, development, and clinical trial costs amounted to $5,684,777 as compared to $8,257,455 for the three-month period ended January 31, 2024. This reduction was primarily driven by lower clinical trial sites and investigational drug costs, which decreased from $6,200,980 in 2024 to $4,117,576 in 2025. The decrease reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries decreased slightly, from $1,401,679 in 2024 to $1,292,021 in 2025, reflecting resource allocation adjustments. Laboratory rent increased to $114,330 in 2025, up from $108,000 in 2024, due to expanded use of facilities to support ongoing research. Supplies decreased, from $312,543 in 2024 to $85,264 in 2025, driven by lowered spending. Depreciation expenses of $22,839 were recognized in 2025, reflecting investments in capital assets to support research activities. Professional fees increased to $1,908 in 2025, compared to nil in 2024. Notably, share-based compensation expenses decreased significantly, from $234,253 in 2024 to $50,839 in 2025, contributing to the overall reduction in research, development, and clinical trial expenses.

Clinical trial expenses for the period are as follows:

	Three months ended January 31,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$3,642,650	$2,519,420
Bria-IMT™ Phase 1/2a	215,301	1,840,430
Bria-OTS™ Phase 1/2a	65,608	-
	$3,923,559	$4,359,850

Clinical trial expenses for the three months ended January 31, 2025, were $3,923,559, compared to $4,359,850 during the same period in 2024. The slight decrease is primarily attributable to the conclusion of the Bria-IMT™ Phase 1/2a clinical trial in fiscal 2024, resulting in lower associated costs. As expenses for the Bria-IMT™ Phase 1/2a trial declined, resources have been increasingly directed toward the pivotal Phase 3 study, which remains our primary focus. At the same time, we have begun incurring costs related to the Bria-OTS™ Phase 1/2a trial, which commenced in August 2024.

For the three-month period ended January 31, 2025, Bria-IMT™ Pivotal Phase 3 Study costs amounted to $3,642,650, an increase from $2,519,420 in 2024. This increase reflects our intensified efforts to advance the pivotal Phase 3 study, with a focus on patient recruitment, site activation, and trial execution as we push toward key milestones.

For the three-month period ended January 31, 2025, Bria-IMT™ Phase 1/2a costs were $215,301, a significant decline from $1,840,430 in 2024, as the trial has now concluded. The remaining expenses primarily relate to final data analysis and study close-out activities.

For the three-month period ended January 31, 2025, Bria-OTS™ Phase 1/2a costs totaled $65,608, compared to $nil in 2024. The increase is due to the initiation of the Bria-OTS™ Phase 1/2a trial in August 2024.

General and Administrative Expenses

For the three-month period ended January 31, 2025, general and administrative expenses amounted to $1,484,666, compared to $1,571,991 for the same period in 2024. The slight decrease was primarily due to operational efficiencies, which offset other cost fluctuations, resulting in overall stable general and administrative expenses quarter over quarter.

Financial income (expenses), net

For the three-month period ended January 31, 2025, financial income amounted to $67,358, compared to $81,628 for the three-month period ended January 31, 2024. Financial income for the 2025 period consisted of $46,832 in interest income and a $20,256 foreign exchange gain. In comparison, financial income for the 2024 period included $81,595 in interest income and a $33 foreign exchange gain. The decrease in financial income from 2024 to 2025 was primarily due to lower interest income, reflecting reduced cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss of $6,291,420 for the three-month period ended January 31, 2025, compared to $11,294,603 for the same period in 2024. The decrease in net loss was primarily driven by a reduction in research, development, and clinical trial expenses, which declined from $8,257,455 in 2024 to $5,684,777 in 2025, mainly due to lower clinical trial and investigational drug costs following the completion of the Bria-IMT™ Phase 1/2a trial. Additionally, the change in fair value of the warrant liability resulted in a gain of $806,841 in 2025, compared to a loss of $1,567,747 in 2024, further contributing to the improved financial results.

Results of Operations for the Six Months Ended January 31, 2025 and 2024

	Six months ended January 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$9,350,118	$15,114,712
General and administrative expenses	2,972,157	3,217,762
Total operating expenses	12,322,275	18,332,474

Operating loss	(12,322,275)	(18,332,474)
Financial expenses, net	79,072	261,450
Change in fair value of the warrant liability	190,198	12,714,331
Share of loss on equity investments	(114,099)	(18,345)
Net loss for the period	$(12,167,104)	(5,375,038)
Net loss attributable to non-controlling interest	(73,509)	(81,978)
Net loss for the period attributable to BriaCell	(12,093,595)	(5,293,060)
Net loss per share attributable to BriaCell – basic and diluted	$(5.44)	$(5.04)
Weighted average number of shares used in computing net basic earnings per share of common stock	2,224,979	1,065,448
Weighted average number of shares used in computing net diluted earnings per share of common stock	2,224,979	1,065,448

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Six months ended January 31,
	2025	2024

Clinical trial sites and Investigational drug costs	$6,557,243	$11,598,418
Wages and salaries	2,241,110	2,422,404
Laboratory Rent	228,660	196,480
Supplies	184,694	401,566
Depreciation	45,678	-
Professional fees	9,176	3,782
Share-based compensation	83,557	492,062
	$9,350,118	$15,114,712

For the six-month period ending January 31, 2025, research, development and clinical trial costs amounted to $9,350,118, a significant decrease from the $15,114,712 incurred during the same period in 2024. This reduction was primarily driven by lower clinical trial sites and investigational drug costs, which decreased from $11,598,418 in 2024 to $6,557,243 in 2025. The decrease reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries decreased slightly, from $2,422,404 in 2024 to $2,241,110 in 2025, reflecting resource allocation adjustments. Laboratory rent increased to $228,660 in 2025, up from $196,480 in 2024, due to expanded use of facilities to support ongoing research. Supplies decreased, from $401,566 in 2024 to $184,694 in 2025, driven by lowered spending. Depreciation expenses of $45,678 were recognized in 2025, reflecting investments in capital assets to support research activities. Professional fees increased to $9,176 in 2025, compared to $3,782 in 2024, primarily due to consulting and support for clinical operations. Notably, share-based compensation expenses decreased significantly, from $492,062 in 2024 to $83,557 in 2025, contributing to the overall reduction in research, development, and clinical trial expenses.

Clinical trial expenses for the period are as follows:

	Six months ended January 31,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$6,089,111	$4,887,207
Bria-IMT™ Phase 1/2a	399,343	3,099,933
Bria-OTS™ Phase 1/2a	143,195	-
	$6,631,649	$7,987,140

Clinical trial expenses for the six-month period ended January 31, 2025, were $6,631,649, compared to $7,987,140 during the same period in 2024. This decrease reflects the completion of the Bria-IMT™ Phase 1/2a trial and the continued prioritization of the pivotal Phase 3 study, which remains our primary focus. While resources have been increasingly directed toward Phase 3, we have also begun incurring costs related to the Bria-OTS™ Phase 1/2a trial, which commenced in August 2024.

For the six-month period ended January 31, 2025, Bria-IMT™ Pivotal Phase 3 Study costs totaled $6,089,111, up from $4,887,207 in 2024. The increase highlights our commitment to accelerating trial progress, with efforts focused on expanding patient recruitment, activating additional sites, and streamlining trial execution to support the study’s advancement.

Bria-IMT™ Phase 1/2a costs declined to $399,343, a sharp reduction from $3,099,933 in 2024, reflecting the trial’s conclusion. Remaining costs are tied to final reporting, regulatory submissions, and study close-out activities.

For the six-month period ended January 31, 2025, Bria-OTS™ Phase 1/2a costs totaled $143,195, compared to $nil in 2024. The increase is due to the initiation of the Bria-OTS™ Phase 1/2a trial in August 2024.

We remain committed to advancing the pivotal Phase 3 study of Bria-IMT™ in advanced breast cancer and continue to allocate resources strategically to ensure its successful execution.

General and Administrative Expenses

For the six-month period ended January 31, 2025, general and administrative expenses amounted to $2,972,157, compared to $3,217,762 for the same period in 2024. The slight decrease was primarily due to operational efficiencies, which offset other cost fluctuations, resulting in overall stable general and administrative expenses period over period.

Financial income (expenses), net

For the six-month period ended January 31, 2025, financial income amounted to $79,072, compared to $261,450 for the six-month period ended January 31, 2024. Financial income for the 2025 period consisted of $59,882 in interest income and a $19,190 foreign exchange gain. In comparison, financial income for the 2024 period included $272,410 in interest income, offset by a $10,960 foreign exchange loss. The decrease in financial income from 2024 to 2025 was primarily due to lower interest income, reflecting reduced cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss of $12,167,104 for the six-month period ended January 31, 2025, compared to $5,375,038 in 2024. The increase was primarily due to a smaller gain on the fair value of warrant liability, which was $190,198 in 2025 compared to $12,714,331 in 2024. This impact outweighed the reduction in research, development, and clinical trial expenses, which decreased from $15,114,712 in 2024 to $9,350,118 in 2025, mainly due to lower clinical trial and investigational drug costs following the completion of the Bria-IMT™ Phase 1/2a trial.

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

As of January 31, 2025, and a positive working capital balance of $1,931,735 (July 31, 2024 negative balance of $3,807,303).

As of January 31, 2025, the Company has total assets of $9,363,567 (July 31, 2024 - $5,872,261), a positive working capital of $1,931,735 (July 31, 2024 – negative balance of $3,807,303) and an accumulated deficit of $97,537,292 (July 31, 2024 - $85,443,697).

As of January 31, 2025, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the period ended January 31, 2025, the Company’s overall position of cash and cash equivalents increased by $4,151,565 from the period ended July 31, 2024 (including effects of foreign exchange). This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended January 31, 2025, was $12,875,298 as compared to $15,006,564 for the period ended January 31, 2024.

Cash gained in financing activities for the period ended January 31, 2025, was 17,176,863 as compared to nil for the period ended January 31, 2024.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended January 31, 2025.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of January 31, 2025, the Company has total assets of $9,363,567 (July 31, 2024 - $5,872,261) and a positive working capital balance of $1,931,735 (July 31, 2024 - negative working capital balance of $3,807,303).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of January 31, 2025, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of January 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended January 31, 2025

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

BRIACELL THERAPEUTICS CORP.

March 12, 2025	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 12, 2025	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

