Form 10-Q
period 2025-04-30
BriaCell Therapeutics Corp.
filed 2025-06-16
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, no par value	BCTX	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXW	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXZ	The Nasdaq Stock Market LLC

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

As of June 16, 2025, there were 6,776,092 common shares, no par value per share, of the Company issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025	July 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,460,253	$862,089
Amounts receivable and prepaid expenses	2,324,945	2,791,765
Total current assets	14,785,198	3,653,854

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	496,653	418,490
Intangible assets, net	188,343	199,796
Property and equipment, net	319,658	388,175
Long term prepaid expenses	1,211,946	1,211,946
Total non-current assets	2,216,600	2,218,407

Total assets	$17,001,798	$5,872,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,279,204	$7,170,781
Accrued expenses and other payables	1,051,429	290,376
Total current liabilities	4,330,633	7,461,157

NON-CURRENT LIABILITIES:
Warrant liability	730,012	1,096,036
Total non-current liabilities	730,012	1,096,036

SHAREHOLDERS’ EQUITY (DEFICIT)(1):
Share Capital of no par value - Authorized: unlimited at April 30, 2025 and July 31, 2024, Issued and outstanding: 6,558,092 shares April 30, 2025 and 1,218,984 July 31, 2024, respectively	94,022,525	72,166,414
Share-based payment reserve	10,316,140	9,189,261
Warrant Reserve	11,879,424	1,844,296
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling Interest	(474,058)	(302,522)
Accumulated deficit	(103,664,194)	(85,443,697)
Total shareholders’ equity (deficit)	11,941,153	(2,684,932)

Total liabilities and shareholders’ equity (deficit)	$17,001,798	$5,872,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025

(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$4,810,196	7,657,632	$14,160,314	$22,772,344
General and administrative expenses	1,518,059	1,572,016	4,490,216	4,789,778
Total operating expenses	6,328,255	9,229,648	18,650,530	27,562,122

Operating loss	(6,328,255)	(9,229,648)	(18,650,530)	(27,562,122)
Financial income (expenses), net	(9,762)	13,215	69,310	274,665
Change in fair value of the warrant liability	175,826	10,945,672	366,024	23,660,003
Share of loss on equity investment	(62,738)	(36,997)	(176,837)	(55,342)
Net income (loss) for the period	$(6,224,929)	$1,692,242	$(18,392,033)	(3,682,796)
Net loss attributable to non-controlling interest	(98,027)	(23,517)	(171,536)	(105,495)
Net income (loss) for the period attributable to BriaCell	(6,126,902)	1,715,759	(18,220,497)	(3,577,301)
Net income (loss) per share attributable to BriaCell – basic and diluted	$(1.64)	$1.61	$(6.70)	$(3.36)
Weighted average number of shares used in computing net basic earnings per share of common stock(1)	3,735,517	1,065,448	2,717,927	1,065,448
Weighted average number of shares used in computing net diluted earnings per share of common stock(1)	3,735,517	1,065,448	2,717,927	1,065,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, January 31, 2025	2,946,940	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891
Issuance of Options	-	-	224,815	-	-	-	-	224,815
Issuance of units	3,611,152	8,571,406	-	6,142,970	-	-	-	14,714,376
Net loss for the period	-	-	-	-	-	(6,126,902)	(98,027)	(6,224,929)
Balance, April 30, 2025	6,558,092	$94,022,525	$10,316,140	$11,879,424	$(138,684)	$(103,664,194)	$(474,058)	$11,941,153

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, July 31, 2024	1,218,984	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)
Issuance of Options	-	-	1,126,879	-	-	-	-	1,126,879
Exercise of prefunded warrants	6,666	-	-	-	-	-	-	-
Exercise of broker warrants	64,391	1,239,367	-	(418,352)	-	-	-	821,015
Issuance of units	5,268,051	20,616,744	-	10,453,480	-	-	-	31,070,224
Net loss for the period	-	-	-	-	-	(18,220,497)	(171,536)	(18,392,033)
Balance, April 30, 2025	6,558,092	$94,022,525	$10,316,140	$11,879,424	$(138,684)	$(103,664,194)	$(474,058)	$11,941,153

	Share capital(1)		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	capital	loss	deficit	interest	(deficit)
Balance, January 31, 2024	1,065,455	$69,591,784	$8,419,154	$(138,684)	$(85,945,291)	$(244,418)	$(8,317,455)
Issuance of options	-	-	392,215	-	-	-	392,215
Income (loss) for the period	-	-	-	-	1,715,759	(23,517)	1,692,242
Balance, April 30, 2024	1,065,455	$69,591,784	$8,811,369	$(138,684)	$(84,229,532)	$(267,935)	$(6,232,998)

	Share capital(1)		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling	Total shareholders’ equity
	Number	Amount	Capital	loss	deficit	interest	(deficit)
Balance, July 31, 2023	1,065,455	$69,591,784	$7,421,950	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the Arrangement Date	-	-	(36,767)	-	-	(162,440)	(199,207)
Issuance of options	-	-	1,426,186	-	-	-	1,426,186
Loss for the period	-	-	-	-	(3,577,301)	(105,495)	(3,682,796)
Balance, April 30, 2024	1,065,455	$69,591,784	$8,811,369	$(138,684)	$(84,229,532)	$(267,935)	$(6,232,998)

(1)	On January 3, 2025, the Company’s board of directors approved a 1-for-15 reverse stock split, which became effective on January 24, 2025. The Company’s common shares began trading on a post-split basis on January 29, 2025, under the existing ticker symbols “BCTX” (Nasdaq) and “BCT” (TSX). The reverse stock split did not change the total authorized share capital of the Company or the par value of its common shares (“Reverse Stock-Split”). Outstanding stock options, warrants, and other equity-based instruments were adjusted proportionally, with the number of shares issuable reduced and the exercise price per share increased by a factor of 15. Any fractional shares resulting from the split were rounded down to the nearest whole share.

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

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Unaudited)

	Nine months ended April 30,
	2025	2024
Cash flow from operating activities
Net loss for the period	$(18,392,033)	$(3,682,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,970	11,453
Share-based compensation	776,879	1,426,186
Share of loss on equity investment	176,837	55,342
Change in fair value of warrants	(366,024)	(23,660,003)
Changes in assets and liabilities:
Decrease in amounts receivable	733,115	3,640
(Increase) decrease in prepaid expenses	(266,295)	799,477
(Decrease) increase in trade payable	(3,891,577)	5,298,663
Increase (decrease) in accrued expenses and other payables	1,111,053	(342,360)
Total cash flow from operating activities	(20,038,075)	(20,090,398)

Cash flows from investing activities
Equity Investment in BC Therapeutics	(255,000)	(225,000)
Total cash flow from investing activities	(255,000)	(225,000)
Cash flows from financing activities
Proceeds from exercise of warrants	821,015	-
Proceeds from the issuance of units, net of issuance costs	31,070,224	-
Total cash flow from financing activities	31,891,239	-

Increase (decrease) in cash and cash equivalents	11,598,164	(20,315,398)
Cash and cash equivalents at beginning of the period	862,089	21,251,092
Cash and cash equivalents at end of the period	$12,460,253	$935,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX”, “BCTXW” and “BCTXZ”.

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

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

d.

Going concern

The Company continues to devote substantially all of its efforts toward research, development, and clinical activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2025 was $103,664,194 and negative cash flows from operating activities during the nine-month period ended April 30, 2025 was $20,038,075. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern. See note 6(b) for details of an $8.5 million gross offering completed in September 2024, a $5.0 million gross offering completed in October 2024, a $5.55 million gross offering completed in December 2024, a $3.05 million gross offering completed in February 2025, and a $13.8 million gross offering in April 2025.

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

Upon the exercise of 15 BriaCell Legacy Warrants (post Reverse Stock-Split), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 15 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a post Reverse Stock-Split basis, as of April 30, 2025, 554,553 Briacell Legacy Warrants are exercisable into 554,553 Briacell Shares and 8,168,295 BriaPro Shares.

BRIACELL THERAPEUTICS CORP.

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

BRIACELL THERAPEUTICS CORP.

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

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the unaudited condensed consolidated statement of operations and comprehensive loss. The Company has a 60.9% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

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

3

In June 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

4.

In January 2025, the FASB issued ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard amends the guidance issued in 2024 to confirm that all public business entities must present the required expense-disaggregation disclosures in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The ASU is effective for years beginning after those dates, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Because the amendment only affects disclosure timing, the Company does not expect this standard to have a material impact on its financial statements and disclosures.

BRIACELL THERAPEUTICS CORP.

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

The Company initially acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. On March 18, 2025, the SPA was amended a second time, such that the Second BC Therapeutics Option is increased to 424,000 shares and expires in June 2026 (a one year extension). During the nine-month period ended April 30, 2025, the Company exercised this option in totaling $255,000 and received 204,000 shares.

As of April 30, 2025, the Company holds 624,000 of the 1,024,000 issued and outstanding shares in BC Therapeutics, representing a 60.9% ownership interest. In addition, 220,000 shares remain available for purchase under the Second BC Therapeutics Option at an exercise price of $1.25 per share; these options expire on June 30, 2026.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2023		$-
Funding (including the value of the BC Therapeutics Options)	525,000
Share of losses	(106,510)
Balance – July 31, 2024	418,490
Funding	255,000
Share of losses	(176,837)
Balance – April 30, 2025	$496,653

The following amounts represent the Company’s 60.9% share of the assets of BC Therapeutics:

As of April 30, 2025
Current assets: Cash	$1,088
Net assets	$1,088

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of 15 BriaCell Legacy Warrants, BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula (detailed in note 1(f)). As of April 30, 2025, this amount totaled up to $241,164 and is eliminated on consolidation.

b.	Lease

The Company was previously in a 12-month commitment for office and lab space in Philadelphia, PA, costing approximately $38,110 per month. The lease expired on August 31, 2024, and as of April 2025, the Company continues to occupy the space on a month-to-month basis under the same terms

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of April 30, 2025, and July 31, 2024:

	Fair Value Measurements at
	April 30, 2025			July 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	12,460,253	-	12,460,253	862,089	-	862,089

Total assets measured at fair value	$12,460,253	$-	$12,460,253	$862,089	$-	$862,089

Financial liabilities:
Warrant liability	467,617	262,395	730,012	760,657	335,379	1,096,036

Total liabilities measured at fair value	$467,617	$262,395	$730,012	$760,657	$335,379	$1,096,036

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

BRIACELL THERAPEUTICS CORP.

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

(ii)	The Company issued the following shares during the nine-month period ended April 30, 2025:

1.	On September 12, 2024, the Company completed a registered direct offering for the purchase and sale of 821,666 common shares of the Company at an offering price of $10.35 per share, for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses (the “September 2024 Offering”).

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

The amount was credited to the warrant reserve at the date of the September 2024 Offering.

2.	On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 341,900 common shares of the Company and warrants to purchase up to an aggregate of 341,900 common shares of the Company for aggregate gross proceeds of $5 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $14.63. The warrants have an exercise price of $12.75 per share, and are immediately exercisable, and expire five years from the date of issuance (“October 2024 Warrants”).

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

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

3.	On December 13, 2024, the Company closed a public offering for the purchase and sale of 493,333 common shares of the Company and warrants to purchase up to an aggregate of 493,333 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $11.25. The warrants have an exercise price of $14.06 per share, and are immediately exercisable, and expire five years from the date of issuance (“December 2024 Warrants”).

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

The amounts were credited to the warrant reserve at the date of the December 2024 Offering.

4.	On February 5, 2025, the Company closed a public offering for the purchase and sale of 762,500 common shares of the Company at an offering price of $4.00 per share, for aggregate gross proceeds of approximately $3.05 million before deducting placement agent fees and other offering expenses (the “February 2025 Offering”).

In connection with the February 2025 Offering, the Company issued 38,125 placement agent warrants with an exercise price of $5.00 per share. These placement agent warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the broker warrants was determined to be $156,130 using the Black-Scholes option-pricing model, with the following assumptions: share price – $5.04; exercise price – $5.00; expected life – 5 years; annualized volatility – 112%; dividend yield – 0%; risk-free rate – 4.37%.

The amount was credited to the warrant reserve at the date of the February 2025 Offering.

5.	On April 28, 2025, the Company closed an underwritten public offering for the purchase and sale of 3,066,666 units for aggregate gross proceeds of approximately $13.8 million before deducting underwriting discounts, commissions, and other offering expenses (the “April 2025 Offering”). Of those units, 2,405,966 were “regular” units, each consisting of one common share and one five-year publicly traded warrant at a combined purchase price of $4.50 per unit, and 660,700 were “pre-funded” units, each consisting of one pre-funded warrant (at a $0.001 strike) and one five-year publicly traded warrant at a combined purchase price of $4.499 per unit. All warrants have an exercise price of $5.25 per share, are immediately exercisable, and expire five years from the date of issuance (“April 2025 Warrants”). The April 2025 Warrants trade on the NASDAQ under the symbol “BCTXZ.”

In connection with the April 2025 Offering, the Company issued 153,333 representative’s warrants. The representative’s warrants are immediately exercisable at an exercise price of $5.625 per share and expire five years from the date of issuance.

The fair value of the 3,066,666 April 2025 Warrants was determined to be $5,666,620 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $2.65; exercise price - $5.25; expected life – 5 years; annualized volatility - 105%; dividend yield - 0%; risk-free rate – 3.885%.

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

The fair value of the 153,333 representative’s warrants was determined to be $602,824 using the Black-Scholes option pricing model, with the following assumptions: share price - $5.00; exercise price - $5.625; expected life – 5 years; annualized volatility - 105%; dividend yield - 0%; risk-free rate – 3.885%.

The amounts were credited to the warrant reserve at the date of the April 2025 Offering.

As of April 30, 2025, 218,000 pre-funded warrants remained un-exercised and outstanding.

6.	During the nine-month period ended April 30, 2025, a total of 64,391 October 2024 Warrants with an exercise price of $12.75 were exercised, generating gross proceeds of $821,015. The Company issued 64,391 common shares in respect of these warrant exercises.

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the nine-month period ending April 30, 2025 is presented below:

	Number of options outstanding	Weighted average exercise price
Balance, July 31, 2024	701,638	$73.82
Exercised	(64,391)	(12.75)
Granted in the October 2024 Offering	341,900	12.75
Granted in the December 2024 Offering	493,333	14.06
Granted in the April 2025 Offering	3,066,666	5.25
Balance, April 30, 2025	4,539,146	$17.27

(ii)	As of April 30, 2025, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2025	Expiry Date
(*)3,448	$56.10	3,448	November 16, 2025
(*)259,793	$79.69	259,793	February 26, 2026 – April 26, 2026
(*)278,209	$92.85	278,209	December 7, 2026
160,195	$31.65	160,195	November 17, 2029
277,502	$12.75	277,502	October 2, 2029
493,333	$14.06	493,333	December 12, 2029
3,066,666	$5.25	3,066,666	April 24, 2030
4,539,146		4,539,146

(*)	Briacell Legacy Warrants – see note 1(f)

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

d. Compensation Warrants

(i)	A summary of changes in compensation warrants for the nine-month period ending April 30, 2025 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2024	6,436	58.61
Granted in the September 2024 Offering	41,083	12.94
Granted in the October 2024 Offering	17,095	18.28
Granted in the December 2024 Offering	24,666	14.06
Granted in the February 2025 Offering	38,125	5.00
Granted in the April 2025 Offering	153,333	5.63
Balance, April 30, 2025	280,738	$9.34

(ii)	As of April 30, 2025, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2025	Expiry Date
(*)326	$56.10	326	November 16, 2025
(*)1,133	$79.69	1,133	February 26, 2026
(*)1,644	$92.85	1,644	June 7, 2026
3,333	$34.80	3,333	May 17, 2029
41,083	$12.94	41,083	September 12, 2029
17,095	$18.28	17,095	October 2, 2029
24,666	$14.06	24,666	December 12, 2029
38,125	$5.00	38,125	February 2, 2030
153,333	$5.63	153,333	April 24, 2030
280,738		280,738

(*)	Briacell Legacy Warrants – see note 1(f)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2024	$1,096,036
Change in fair value during the period	$(366,024)

Balance as of April 30, 2025	$730,012

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

The key inputs used in the valuation of the non-public warrants as of April 30, 2025 and at July 31, 2024 were as follows:

	April 30, 2025	July 31, 2024

Share price	$4.46	$11.25
Exercise price	$79.69-92.85	$79.69-92.85
Expected life (years)	0.55-1.60	1.57-2.35
Volatility	127-152%	77-79%
Dividend yield	0%	0%
Risk free rate	2.60-3.87%	4.27%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of April 30, 2025 were as follows:

	August 31, 2023 (Effective Date)	April 30, 2025

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	0.55-1.60
Volatility	100%	127-152%
Dividend yield	0%	0%
Risk free rate	4.40%	2.47-2.60%

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

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for nine-month period ended April 30, 2025 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2024	142,096	$91.99	2.52	$-
Granted (i)	3,333	6.00	4.70	-
Forfeited	(12,667)	97.81
Balance as of April 30, 2025	132,762	89.70	1.71	-

Exercisable as of April 30, 2025	132,762	$89.70	1.71	$-

(i)	On January 16, 2025, the Company granted 3,333 stock options to a consultant at an exercise price of $6.00 per share. All options vested in full on April 16, 2025. The options expire on January 16, 2030. The grant-date fair value of the award was $16,242.

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

As of April 30, 2025, there are no unrecognized costs related to share-based compensation.

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of April 30, 2025.

Exercise price	Options outstanding as of April 30, 2025	Weighted average remaining contractual term (years)	Options exercisable as of April 30, 2025	Weighted average remaining contractual term (years)	Expiry Date
$6.00	3,333	4.70	3,333	4.70	January 16, 2030
$90.45	26,668	3.14	26,668	3.14	June 20, 2028
$107.40	1,400	2.83	1,400	2.83	February 27, 2028
$86.73	12,008	2.26	12,008	2.26	August 02, 2027
$70.65	2,066	2.06	2,066	2.06	May 20, 2027
$112.65	10,000	1.79	10,000	1.79	February 16, 2027
$127.05	31,647	1.70	31,647	1.70	January 13, 2027
$102.67	840	1.50	840	1.50	November 01, 2026
$63.30	4,000	0.97	4,000	0.97	April 19, 2026
$63.30	40,800	0.91	40,800	0.91	March 29, 2026
	132,762		132,762

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of April 30, 2025:

Exercise Price	Options outstanding as of April 30, 2025	Options exercisable as of April 30, 2025	Expiry Date

$0.0933	440,000	440,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,131,400

BRIACELL THERAPEUTICS CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

e.	Restricted Share Unit Plan

The following table summarizes the number of RSU’s granted to directors under the Omnibus plan as of April 30, 2025:

	Number of RSU’s outstanding	Aggregate intrinsic value
Balance, July 31, 2024	1,280	$14,400
Granted(i)	61,666	370,000
Balance, April 30, 2025	62,946	$280,739

(i)	On January 16, 2025, the Company granted 58,333 RSU’s to the Chief Executive Officer (“CEO”) as compensation for deferred salary, with immediate vesting. The fair value of these RSUs was $350,000, offsetting previously accrued compensation owed to the CEO.

Additionally, on the same date, the Company granted 3,333 RSUs to a consultant, which fully vested on April 16, 2025.

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine-month period ended April 30, 2025 and 2024 is comprised as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research, development, and clinical trial expenses	$36,493	126,313	$120,050	618,375
General and administrative expenses	188,322	265,902	656,829	807,811
Total share-based compensation	$224,815	392,215	$776,879	1,426,186

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$26,632	15,606	$86,514	288,016
Interest Expense	(36,979)	-	(36,979)	-
Foreign exchange gain (loss)	585	(2,391)	19,775	(13,351)
Financial income (expenses), net	$(9,762)	$13,215	$69,310	$274,665

NOTE 9: SUBSEQUENT EVENT

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through June 16, 2025, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except as follows:

a.	On May 8, 2025, subsequent to quarter-end, the remaining 218,000 pre-funded warrants were exercised on a cashless basis, resulting in the issuance of 218,000 common shares.

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

Overview

BriaCell Therapeutics Corp. (the “Company”), is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab, manufactured and supplied by Incyte) in a pivotal1 Phase 3 study (ClinicalTrials.gov identifier: NCT06072612) in metastatic breast cancer. The pivotal Phase 3 study of Bria-IMT™ is currently under Fast Track Designation by the U.S. FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal Phase 3 study, following review by FDA, could lead to full approval of the Bria-IMT™ plus an immune checkpoint inhibitor in metastatic breast cancer.

1”Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

Additionally, BriaCell is conducting a Phase 1/2 study (ClinicalTrials.gov identifier: NCT06471673) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s personalized next generation immunotherapy, in metastatic breast cancer and other cancers. The study will investigate Bria-OTS™ alone and in combination with immune check point inhibitor tislelizumab ® (manufactured and supplied by BeiGene, Ltd.) for the treatment of metastatic breast cancer. Bria-OTS™/Bria-OTS+™, provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer.

Recent Developments

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

On April 10, 2025, the Company announced that its majority owned subsidiary, BriaPro Therapeutics Corp. (“BriaPro”), is developing novel, high affinity antibodies to B7-H3, a key player in cancer progression, using molecular modeling techniques. BriaPro has filed provisional US patent applications for the corresponding technology and plans on filing an international patent application under the Patent Cooperation Treaty (PCT).

As both an immune checkpoint molecule that regulates T cell activity and a cell surface molecule expressed on many types of cancer cells, B7-H3 is a promising drug target. BriaPro plans on developing anti-B7-H3 antibodies for multiple cancer indications and plans to incorporate them into its Bria-TILsRx™ platform—a proprietary antibody platform designed to redirect and activate T cells within the tumor microenvironment. This platform integrates both T cell engagers, which promote T cell-mediated tumor killing, and tumor-targeted immune checkpoint modulators, which selectively block inhibitory signals on tumor infiltrating lymphocytes (TILs) to enhance their anti-tumor activity.

On April 16, 2025, the Company announced new positive survival data in its Phase 2 study of Bria-IMT plus check point inhibitors (CPI), outperforming ADC drugs in hormone receptor positive (HR+) metastatic breast cancer (MBC) patients. In BriaCell’s Phase 2 clinical study in late-stage MBC, 25 of 37 patients treated with the ongoing pivotal Phase 3 Bria-IMT formulation were identified as having HR+ breast cancer. As shown in Table 1, the survival data of these 25 patients (17.3 months) exceeds those of the current ADC standard of care TRODELVY® (14.4 months). The survival data for the Bria-IMT regimen + immune check point inhibitor in the triple negative breast cancer (TNBC), characterized by the absence of estrogen (ER), progesterone (PR) and human epidermal growth factor (HER2) receptors, was similar to TRODELVY® but still markedly higher (70%) than those of chemotherapy.Table 1: Comparable Analysis of median overall survival (estimated using the Kaplan-Meier method) for the BriaCell Phase 2 study of BriaCell’s Bria-IMT™ plus CPI versus other drugs in MBC patient subsets

Reference	Breast Cancer Type	Median # of prior lines of therapy		Median OS (months)
Bria-IMT™ plus CPI*	HR+	6		17.3
TRODELVY®[1]	HR+	4		14.4
(sacituzumab govitecan-hziy)	Single agent chemotherapy	4		11.3

Bria-IMT™ plus CPI*	TNBC	6		11.4
TRODELVY®[1] (sacituzumab govitecan-hziy)	TNBC	3	**	11.8
	Single agent chemotherapy	3	**	6.9

* Patients treated with the Phase 3 formulation

** Number of prior chemotherapy-containing regimens

1.	https://www.gilead.com/-/media/files/pdfs/medicines/oncology/trodelvy/trodelvy_pi.pdf

Abbreviations:

HR+: hormone receptor-positive

TNBC: Triple-negative breast cancer (lacks the estrogen receptor, progesterone receptor, and lacks or has low levels of human epidermal growth factor receptor 2 (HER2))

On April 22, 2025, the Company announced its ongoing pivotal Phase 3 clinical study (listed on ClinicalTrials.gov as NCT06072612) has consented over 100 and has enrolled over 75 patients. BriaCell anticipates completing patient enrollment in late 2025 or early 2026, and may report top line data as early as H1-2026.

On April 24, 2025, BriaCell Confirmed 100% Resolution of Lung Metastasis with Bria-OTS (Figure 1). Complete resolution of lung metastasis confirmed at 4 months follow-up in a hormone receptor positive (HR+) breast cancer patient. Treatment well-tolerated and the patient remained on study with stable disease elsewhere. Sustained clinical response supports Bria-OTS personalized, off-the-shelf immunotherapy approach in Phase 1/2a metastatic breast cancer study.Figure 1: Treatment with Bria-OTS monotherapy resulted in 100% resolution of tumor in the lung of the MBC patient following 2 months of therapy and confirmed at 4 months of therapy1 (axial and coronal views)

1 Note that the other white dots in the lungs are blood vessels.

As shown, the lesion in the patient’s right lung is undetectable after two months and confirmed resolved at 4 months. The updated images supersede those previously reported.

On April 28, 2025, the Company closed an underwritten public offering for the purchase and sale of 3,066,666 units for aggregate gross proceeds of approximately $13.8 million before deducting underwriting discounts, commissions, and other offering expenses (the “April 2025 Offering”). Of those units, 2,405,966 were “regular” units, each consisting of one common share and one five-year publicly traded warrant at a combined purchase price of $4.50 per unit, and 660,700 were “pre-funded” units, each consisting of one pre-funded warrant (at a $0.001 strike) and one five-year publicly traded warrant at a combined purchase price of $4.499 per unit. All warrants have an exercise price of $5.25 per share, are immediately exercisable, and expire five years from the date of issuance (“April 2025 Warrants”). The April 2025 Warrants trade on the NASDAQ under the symbol “BCTXZ.”

In connection with the April 2025 Offering, the Company issued 153,333 representative’s warrants. The representative’s warrants are immediately exercisable at an exercise price of $5.625 per share and expire five years from the date of issuance.

On April 30, 2025, BriaCell reported “Late-Breaker” Phase 3 data at AACR 2025. Positive tolerability profile and potential response biomarkers were identified. Phase 3 clinical data showed potential predictive biomarkers for treatment response, first identified in Phase 2 study. Biomarkers could be utilized to predict and provide better patient outcomes, including response rates and survival benefits. Positive delayed-type hypersensitivity (DTH) (p = 0.001) and a favorable Neutrophil-to-Lymphocyte Ratio (NLR) (p = 0.02) were linked to longer progression-free survival (PFS) in Phase 3 patients. Presence of Circulating Tumor Cells (CTC) after patients’ initial Phase 3 treatment supports their role as negative prognostic marker (p = 0.04). The Bria-IMT Phase 3 regimen was well-tolerated with a preferred tolerability profile.

On May 23, 2025, BriaCell reported that its abstracts showcased positive survival and clinical benefit data at ASCO 2025. Phase 2 survival and clinical benefit data met or exceeded outcomes of FDA-approved therapies in comparable metastatic breast cancer patients, with no treatment-related discontinuations. Successful completion of the pivotal Phase 3 study may support Biologics License Application, Priority Review, Full Approval, and Commercialization.

On May 27, 2025, BriaCell announced that the Bria-OTS Phase 1/2 Study cleared safety evaluation, and BriaCell dosed its first patient in Bria-OTS combination with an immune checkpoint inhibitor. Specifically, Bria-OTS has cleared its safety evaluation in the Phase 1/2 study monotherapy dosage setting. Phase 1/2 study has now transitioned to dosing patients in combination with checkpoint inhibitor in metastatic breast cancer. The first Bria-OTS monotherapy patient remains on study with confirmed resolution of lung metastasis.

Results of Operations for the Three Months Ended April 30, 2025 and 2024

	Three months ended April 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$4,810,196	$7,657,632
General and administrative expenses	1,518,059	1,572,016
Total operating expenses	6,328,255	9,229,648

Operating loss	(6,328,255)	(9,229,648)
Financial expenses, net	(9,762)	13,215
Change in fair value of the warrant liability	175,826	10,945,672
Share of loss on equity investments	(62,738)	(36,997)
Net loss for the period	$(6,224,929)	$1,692,242
Net loss attributable to non-controlling interest	(98,027)	(23,517)
Net loss for the period attributable to BriaCell	(6,126,902)	1,715,759
Net loss per share attributable to BriaCell – basic and diluted	$(1.64)	$1.61

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and in clinical development; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Three months ended April 30,
	2025	2024

Clinical trial sites and investigational drug costs	$3,175,543	$6,165,072
Wages and salaries	1,303,157	1,090,902
Laboratory Rent	114,330	109,500
Supplies	157,184	165,264
Depreciation	22,839	-
Professional fees	650	581
Share-based compensation	36,493	126,313
	$4,810,196	$7,657,632

For the three-month period ended April 30, 2025, total research, development, and clinical trial costs amounted to $4,810,196 as compared to $7,657,632 for the three-month period ended April 30, 2024. This reduction was primarily driven by lower clinical trial sites and investigational drug costs, which decreased from $6,165,072 in 2024 to $3,175,543 in 2025. The decrease reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries increased considerably, from $1,090,902 in 2024 to $1,303,157 in 2025, reflecting the hiring of additional employees. Laboratory rent increased to $114,330 in 2025, up from $109,500 in 2024, due to expanded use of facilities to support ongoing research. Supplies decreased, from $165,264 in 2024 to $157,184 in 2025, driven by lowered spending. Depreciation expenses of $22,839 were recognized in 2025, reflecting investments in capital assets to support research activities. Professional fees increased to $650 in 2025, compared to $581 in 2024. Notably, share-based compensation expenses decreased significantly, from $126,313 in 2024 to $36,493 in 2025, contributing to the overall reduction in research, development, and clinical trial expenses.

Clinical trial expenses for the period are as follows:

	Three months ended April 30,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$2,708,394	$3,764,521
Bria-IMT™ Phase 1/2a	300,013	898,528
Bria-OTS™ Phase 1/2a	182,344	-
	$3,190,751	$4,359,850

Clinical trial expenses for the three months ended April 30, 2025, were $3,190,751, compared to $4,359,850 during the same period in 2024. The slight decrease is primarily attributable to the conclusion of the Bria-IMT™ Phase 1/2a clinical trial in fiscal 2024, resulting in lower associated costs. As expenses for the Bria-IMT™ Phase 1/2a trial declined, resources have been increasingly directed toward the pivotal Phase 3 study, which remains our primary focus. At the same time, we have begun incurring costs related to the Bria-OTS™ Phase 1/2a trial, which commenced in August 2024.

For the three-month period ended April 30, 2025, Bria-IMT™ Pivotal Phase 3 Study costs amounted to $2,708,394, a decrease from $3,764,521 in 2024. This decrease reflects the planned phasing of expenditures within the pivotal study; the prior-year quarter included higher up-front activities, whereas current spending is concentrated on ongoing patient recruitment, treatment, and data-management costs as we push toward key milestones.

For the three-month period ended April 30, 2025, Bria-IMT™ Phase 1/2a costs were $300,013, a significant decline from $898,528 in 2024, as the trial has now concluded. The remaining expenses primarily relate to final data analysis and study close-out activities.

For the three-month period ended April 30, 2025, Bria-OTS™ Phase 1/2a costs totaled $182,344, compared to $nil in 2024. The increase is due to the initiation of the Bria-OTS™ Phase 1/2a trial in August 2024.

General and Administrative Expenses

For the three-month period ended April 30, 2025, general and administrative expenses amounted to $1,518,059, compared to $1,572,016 for the same period in 2024. The slight decrease was primarily due to operational efficiencies, which offset other cost fluctuations, resulting in overall stable general and administrative expenses quarter over quarter.

Financial income (expenses), net

For the three-month period ended April 30, 2025, financial expense amounted to $9,762, compared to income of $13,215 for the three-month period ended April 30, 2024. Financial expense for the 2025 period consisted of $26,632 in interest income offset by $585 foreign exchange loss and interest expense of $36,979 . In comparison, financial income for the 2024 period included $15,606 in interest income and a $2,391 foreign exchange loss. The decrease in financial income to a loss from 2024 to 2025 was primarily due to higher interest expense in 2025 compared to nil in 2024.

Loss for the period

The Company reported a loss of $6,224,929 for the three-month period ended April 30, 2025, compared to income of $1,692,242 for the same period in 2024. The swing to a net loss was primarily driven by a significantly smaller non-cash gain from the change in fair value of the warrant liability, which declined from $10,945,672 in 2024 to $175,826 in 2025. Additionally, research, development, and clinical trial expenses decreased from $7,657,632 in 2024 to $4,810,196 in 2025, mainly due to lower clinical-trial and investigational-drug costs following the completion of the Bria-IMT™ Phase 1/2a trial, partially offsetting the impact of the reduced warrant-liability gain.

Results of Operations for the Nine Months Ended April 30, 2025 and 2024

	Nine months ended April 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$14,160,314	$22,772,344
General and administrative expenses	4,490,216	4,789,778
Total operating expenses	18,650,530	27,562,122

Operating loss	(18,650,530)	(27,562,122)
Financial expenses, net	69,310	274,665
Change in fair value of the warrant liability	366,024	23,660,003
Share of loss on equity investments	(176,837)	(55,342)
Net loss for the period	$(18,392,033)	(3,682,796)
Net loss attributable to non-controlling interest	(171,536)	(105,495)
Net loss for the period attributable to BriaCell	(18,220,497)	(3,577,301)
Net loss per share attributable to BriaCell – basic and diluted	$(6.70)	$(3.36)

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Nine months ended April 30,
	2025	2024

Clinical trial sites and Investigational drug costs	$9,732,786	$17,763,490
Wages and salaries	3,544,267	3,513,306
Laboratory Rent	342,990	305,980
Supplies	341,878	566,830
Depreciation	68,517	-
Professional fees	9,826	4,363
Share-based compensation	120,050	618,375
	$14,160,314	$22,772,344

For the nine-month period ending April 30, 2025, research, development and clinical trial costs amounted to $14,160,314, a significant decrease from the $22,772,344 incurred during the same period in 2024. This reduction was primarily driven by lower clinical trial sites and investigational drug costs, which decreased from $17,763,490 in 2024 to $9,732,786 in 2025. The decrease reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries increased slightly, from $3,513,306 in 2024 to $3,544,267 in 2025, reflecting the hiring of additional employees. Laboratory rent increased to $342,990 in 2025, up from $305,980 in 2024, due to expanded use of facilities to support ongoing research. Supplies decreased, from $566,830 in 2024 to $341,878 in 2025, driven by lowered spending. Depreciation expenses of $68,517 were recognized in 2025, reflecting investments in capital assets to support research activities. Professional fees increased to $9,826 in 2025, compared to $4,363 in 2024, primarily due to consulting and support for clinical operations. Notably, share-based compensation expenses decreased significantly, from $618,375 in 2024 to $120,050 in 2025, contributing to the overall reduction in research, development, and clinical trial expenses.

Clinical trial expenses for the period are as follows:

	Nine months ended April 30,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$8,797,505	$8,651,728
Bria-IMT™ Phase 1/2a	699,356	3,998,461
Bria-OTS™ Phase 1/2a	325,539	-
	$9,822,400	$12,650,189

Clinical trial expenses for the nine-month period ended April 30, 2025, were $9,822,400, compared to $12,650,189 during the same period in 2024. This decrease reflects the completion of the Bria-IMT™ Phase 1/2a trial and the planned phasing of expenditures within the pivotal Phase 3 study, which remains our primary focus. While resources have been increasingly directed toward Phase 3, we have also begun incurring costs related to the Bria-OTS™ Phase 1/2a trial, which commenced in August 2024.

For the nine-month period ended April 30, 2025, Bria-IMT™ Pivotal Phase 3 Study costs totaled $8,797,505, up from $8,651,728 in 2024. The increase highlights our commitment to accelerating trial progress, with efforts focused on expanding patient recruitment, treatment, site activation, and data-management activities to support the study’s advancement.

Bria-IMT™ Phase 1/2a costs declined to $699,356, a sharp reduction from $3,998,461 in 2024, reflecting the trial’s conclusion. The remaining costs are tied to final reporting, regulatory submissions, and study close-out activities.

For the nine-month period ended April 30, 2025, Bria-OTS™ Phase 1/2a costs totaled $325,539, compared to $nil in 2024. The increase is due to the initiation of the Bria-OTS™ Phase 1/2a trial in August 2024.

We remain committed to advancing the pivotal Phase 3 study of Bria-IMT™ in advanced breast cancer and continue to allocate resources strategically to ensure its successful execution.

General and Administrative Expenses

For the nine-month period ended April 30, 2025, general and administrative expenses amounted to $4,490,216, compared to $4,789,778 for the same period in 2024. The slight decrease was primarily due to operational efficiencies, which offset other cost fluctuations, resulting in overall stable general and administrative expenses period over period.

Financial income (expenses), net

For the nine-month period ended April 30, 2025, financial income amounted to $69,310, compared to $274,665 for the nine-month period ended April 30, 2024. Financial income for the 2025 period consisted of $86,514 in interest income and a $19,775 foreign exchange gain offset by interest expense of $36,979. In comparison, financial income for the 2024 period included $288,016 in interest income, offset by a $13,351 foreign exchange loss. The decrease in financial income from 2024 to 2025 was primarily due to lower interest income, reflecting reduced cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss of $18,392,033 for the nine-month period ended April 30, 2025, compared to $3,682,796 in 2024. The increase was primarily due to a significantly smaller gain on the fair value of the warrant liability, which was $366,024 in 2025 compared to $23,660,003 in 2024. This impact outweighed the reduction in research, development, and clinical trial expenses, which decreased from $22,772,344 in 2024 to $14,160,314 in 2025, mainly due to lower clinical-trial and investigational-drug costs following the completion of the Bria-IMT™ Phase 1/2a trial.

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

As of April 30, 2025, and a positive working capital balance of $10,454,565 (July 31, 2024 negative balance of $3,807,303).

As of April 30, 2025, the Company has total assets of $17,001,798 (July 31, 2024 - $5,872,261), a positive working capital of $10,454,565 (July 31, 2024 – negative balance of $3,807,303) and an accumulated deficit of $103,664,194 (July 31, 2024 - $85,443,697).

As of April 30, 2025, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the period ended April 30, 2025, the Company’s overall position of cash and cash equivalents increased by $11,598,164 from the period ended July 31, 2024 (including effects of foreign exchange). This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended April 30, 2025, was $20,038,075 as compared to $20,090,398 for the period ended April 30, 2024.

Cash gained in financing activities for the period ended April 30, 2025, was 31,891,239 as compared to nil for the period ended April 30, 2024.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended April 30, 2025.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of April 30, 2025, the Company has total assets of $17,001,798 (July 31, 2024 - $5,872,261) and a positive working capital balance of $10,454,565 (July 31, 2024 - negative working capital balance of $3,807,303).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of April 30, 2025, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended April 30, 2025

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

BRIACELL THERAPEUTICS CORP.

June 16, 2025	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

June 16, 2025	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

