Form 10-K
period 2025-07-31
BriaCell Therapeutics Corp.
filed 2025-10-16
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $50.20 per share, which was the last sale price of the common shares as of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $94,477,705.

As of October 15, 2025, 1,883,906 shares of the registrant’s common shares, no par value per share, were issued and outstanding.

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

●	Pre-clinical studies and initial clinical trials are not necessarily predictive of future results;
●	We are heavily reliant on third-parties to carry out a large portion of our business
●	We are developing novel technologies which may not be effective or safe;
●	We may not successfully develop, maintain and protect our proprietary products and technologies;
●	If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
●	Changes in legislation and regulations may affect our revenue and profitability
●	There is substantial doubt about our ability to continue as a going concern
●	We are highly dependent on our key personnel;
●	We have an unproven market for our product candidates;
●	We are a pre-revenue clinical stage company;
●	Short sellers may be manipulative and may drive down the market price of our common shares;
●	Future issuance of our common shares could dilute the interests of existing shareholders

PART I

ITEM BUSINESS

BUSINESS

Overview of the Company

BriaCell Therapeutics Corp. (“Briacell” or the “Company”) is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal1 Phase 3 study in metastatic breast cancer (listed on ClinicalTrials.gov as NCT06072612). Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer. BriaCell has reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with median overall survival of 13.4 months in BriaCell’s metastatic breast cancer patients vs. 6.7-9.8 months2 for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab. Additionally, BriaCell reported median overall survival of 16.5 months in Phase 2 Bria-IMT™ study patients treated in combination with immune checkpoint inhibitor in patients treated with the Phase 3 formulation since 2022 (post-COVID). A completed Bria-IMT™ Phase 1/2 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy (listed on ClinicalTrials.gov as NCT03328026).

BriaCell Phase 1/2 Study of Bria-OTS™, BriaCell’s personalized off-the-shelf immunotherapy, also known as Bria-BRES™, in metastatic breast cancer is ongoing (listed on ClinicalTrials.gov as NCT06471673). The first patient treated with 4 inoculations of cells (single agent) demonstrated complete resolution of a lung metastasis. BriaCell is currently developing Bria-OTS™ and its advanced form, Bria-OTS+™, as a platform technology for personalized off-the-shelf immunotherapies for numerous types of cancer. In September 2024, the Company announced BriaCell had received positive feedback from its Pre-Investigational New Drug Application (Pre-IND) meeting with FDA for Bria-PROS+™ for prostate cancer.

Market

It is estimated by the National Cancer Institute Cancer Facts and Figures that in 2025, approximately 319,750 people (316,950 women and 2,800 men) will be diagnosed with breast cancer in the United States. That means that every two minutes an American woman is diagnosed with breast cancer and more than 42,170 are projected to die in 2025. Although about 100 times less common than in women, breast cancer also affects men. It is estimated that the lifetime risk of men getting breast cancer is about 1 in 1,000, and the American Cancer Society estimates that approximately 2,800 new cases of invasive male breast cancer will be diagnosed and approximately 510 men will die from breast cancer in 2025.

According to the May 2025 “Global Oncology Trends 2025” report by the IQVIA Institute, the global market for cancer drugs (including immunotherapy drugs) is expected to reach nearly $441 billion by the end of 2029.

1 “Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

2 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022

About 13% percent of women will be diagnosed with breast cancer at some point during their lifetime. In 2025, over 4 million women were living with female breast cancer in the United States. Approximately 83% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status - the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor receptor (HER2). Based on the latest SEER statistics, 68% were found to be HR+/HER2−, 10% were triple-negative (HR−/HER2−), 10% were HR+/HER2+, and 4% were HR−/HER2+.1

It is estimated that over 150,000 women in the US were living with MBC in 20152 and this is projected to increase to over 240,000 by 2030. For those with metastatic disease at diagnosis, their 5-year survival rate is 30%.1 For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that Bria-IMT’s™ indication will be for the treatment of patients with MBC who have no approved alternative therapies available. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months.5 Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy.6 One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.7 More recent data indicates that for patients with MBC who have received 2 or more prior lines of therapy, median survival is 5.9-9.8 months.

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

Competition

Currently available therapeutic options for breast cancer offer some hope for patients, but there is much room for improvement. Evaluating response rates (partial and complete responses = ORR), progression free survival (“PFS”) and overall survival (“OS”) from recent clinical trials in similar late-stage subjects with metastatic or recurrent breast cancer indicate that response rates range from 3-5% with PFS from 1.6 to 2.3 months1, and OS from ~7 to 14 months2.

MBC treated with second or higher lines of therapy has a very poor prognosis and few effective therapies that consistently induce long-term remission, which indicates the market demand and clinical need for new and improved therapeutic drugs and treatment options in order to improve these response outcomes and patient survival rates. Thus, Bria-IMT™ has the potential to induce long-term remission, especially in combination with immunotherapies.

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

1 Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744; Tripathy D, et al. JAMA Oncol. 2022 Nov 1;8(11):1700-1701; O’Shaughnessy J, et al. Breast Cancer Res Treat. 2022 Sep;195(2):127-139.

2 Rugo, H. S., et al. The Lancet, 402(10411), 1423–1433; Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744.

While there are many biotech companies working to create an effective breast cancer therapeutic vaccine, a significant gap remains in the effectiveness and safety of second or higher lines of therapy. The most studied targeted immunotherapy, Neuvax (Galena), a HER2 peptide vaccine, failed a Phase III trial, but there is encouraging data to support at least three ongoing clinical trials combining trastuzumab with HER2 epitope immunogens.1 The National Cancer Institute (“NCI”) randomized trial adding PANVAC (a poxviral-based immunogen) to docetaxel increased the median PFS from 3.9 months to 7.9 months and is to be used as a basis for larger, more sophisticated clinical trials.2 An immunogen targeting a carbohydrate antigen, globo-H, was associated with improved PFS, but only in the subset able to mount antibody responses.3 A Johns Hopkins breast cancer trial using a breast cancer cell line transfected with the gene for GM-CSF has not been positive but, using the same cell line with trastuzumab, 40% of patients enjoyed clinical benefit (CR+PR+stable) at one year.4 Finally, the study of targeted cancer immunotherapies in combination with other therapies is receiving much attention, particularly combination with checkpoint inhibitors.5

There are several other approaches to developing targeted breast cancer immunotherapies. These include using peptide cocktails, a triple peptide regimen, recombinant HER2, antigen-pulsed dendritic cells, DNA immunogens, whole cell allogeneic GM-CSF secreting SKBR3 or T47D cells, an (HLA)-A2/A3-restricted immunogenic peptide derived from the HER2 protein, oxidized mannan-MUC1, and personalized peptide immunogens.

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

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share. For patients with early-stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease-free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (HERCEPTIN), alone or in combination with pertuzumab (PERJETA), both manufactured and marketed by Roche/Genentech, may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUC1, which may be useful in treating breast cancer. In addition, the FDA approved the first ever immunotherapy regimen for breast cancer to the Roche/Genentech PD-L1 checkpoint inhibitor atezolizumab (TECENTRIQ), combined with Celgene’s nab-paclitaxel (ABRAXANE) for TNBC that cannot be removed with surgery and is locally advanced or metastatic.

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

1 Mittendorf, E. A.; Peoples, G. E., Injecting Hope-A Review of Breast Cancer Vaccines. Oncology (Williston Park) 2016, 30 (5), 475-81, 485.

2 Heery, C. R.; Ibrahim, N. K.; Arlen, P. M.; Mohebtash, M.; Murray, J. L.; Koenig, K.; Madan, R. A.; McMahon, S.; Marte, J. L.; Steinberg, S. M.; Donahue, R. N.; Grenga, I.; Jochems, C.; Farsaci, B.; Folio, L. R.; Schlom, J.; Gulley, J. L., Docetaxel Alone or in Combination With a Therapeutic Cancer Vaccine (PANVAC) in Patients With Metastatic Breast Cancer: A Randomized Clinical Trial. JAMA Oncol 2015, 1 (8), 1087-95.

3 Huang, C.; Yu, A.; Tseng, L., Randomized phase II/III trial of active immunotherapy with OPT-822/OPT-821 in patients with metastatic breast cancer. J Clin Oncol 2016, 34 (15).

4 Chen, G.; Gupta, R.; Petrik, S.; Laiko, M.; Leatherman, J. M.; Asquith, J. M.; Daphtary, M. M.; Garrett-Mayer, E.; Davidson, N. E.; Hirt, K.; Berg, M.; Uram, J. N.; Dauses, T.; Fetting, J.; Duus, E. M.; Atay-Rosenthal, S.; Ye, X.; Wolff, A. C.; Stearns, V.; Jaffee, E. M.; Emens, L. A., A feasibility study of cyclophosphamide, trastuzumab, and an allogeneic GM-CSF-secreting breast tumor vaccine for HER2+ metastatic breast cancer. Cancer Immunol Res 2014, 2 (10), 949-61.

5 McArthur, H. L.; Page, D. B., Immunotherapy for the treatment of breast cancer: checkpoint blockade, cancer vaccines, and future directions in combination immunotherapy. Clin Adv Hematol Oncol 2016, 14 (11), 922-933.

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

Products/Pipeline

Bria-IMT™

About Bria-IMT ™

Bria-IMT™, BriaCell’s lead candidate, is a whole-cell immunotherapy for metastatic breast cancer. Bria-IMT™ in combination with an immune check point inhibitor is undergoing pivotal Phase 3 clinical testing in patients with advanced MBC patients who have failed prior lines of therapy. The pivotal Phase 3 combination study is listed on ClinicalTrials.gov as NCT06072612.

Mechanism of Action of Bria-IMT™

Bria-IMT™ (SV-BR-1-GM) is a targeted immunotherapy for the treatment of breast cancer. Bria-IMT™ is a genetically engineered human breast cancer cell line with features of immune cells and clinically applied as a targeted immunotherapy. Bria-IMT™ immunotherapy is derived from a grade II (moderately differentiated) tumor which activates the immune system to attack and destroy breast cancer tumors.

Bria-IMT™ is designed to secrete GM-CSF, a factor that stimulates components of the immune system. Specifically, GM-CSF activates dendritic cells, the cells that start immune responses. These activated dendritic cells then activate T cells, a key component of the immune system, to recognize the tumor cells as foreign, and eliminate them. To amplify this action, we have combined Bria-IMT™ with other immune system activators including cyclophosphamide (used in low doses to reduce immune suppression), and low-dose local interferon-α, a cytokine that further activates the immune system. This is termed the Bria-IMT™ regimen. We believe this approach of simultaneous activation of the immune system via different pathways will improve the immune system response to attack and destroy cancer cells.

Phase 1/2 Clinical Trial of the Bria-IMT™ regimen in Advanced Metastatic Breast Cancer

BriaCell conducted Phase 1/2a clinical trials (SVMC #01-026 and WRI-GEV-007) of the Bria-IMT™ regimen in patients with advanced breast cancer. In the 2 studies a total of 27 patients were treated. They had failed on the average (median) 5 prior lines of therapy. The treatment was generally well tolerated with local irritation at the inoculation sites the main adverse event judged at least possibly related to study medication. In total, 18 patients were evaluable (had measurable disease and both baseline and on treatment imaging studies). The efficacy data is shown here.

Evaluable Patients	HLA Match	Disease Control (CR, PR, and SD)	Disease Control in Immune Responders (DTH)
N=5	≥ 2	80% (4/5)	100% (4/4)
N=15	≥ 1	47% (7/15)	58% (7/13)
N=18	Any	50% (9/18)	60% (9/15)

●	27 total heavily pre-treated (median 5 prior regimens) metastatic breast cancer patients were treated with Bria-IMT monotherapy regimen, 18 evaluable.
●	The presence of HLA-type matching between the Bria-IMTTM cells and the patient correlates with response to Bria-IMT. Note that HLA molecules are responsible for presenting antigens to T cells and they are involved in the initiation of immune responses.
●	Immune response measured by delayed-type hypersensitivity (DTH) to Bria-IMT correlates with disease control.
●	Tolerability was excellent with no dose-limiting toxicities.
●	Clinical benefit was demonstrated: 1 Partial response (PR) and 8 Stable Disease (SD) in 15 evaluable immune responders.

In this study it was also noted that in 21 of 23 patients with circulating tumor cells or cancer-associated macrophage-like cells expressed PD-L1, and immune checkpoint that blocks the activity of activated T cells to kill tumor cells. This led to the design of a combination study where the Bria-IMT™ regimen is given in combination with an immune checkpoint inhibitor (CPI).

Phase 1/2 Clinical Trial of Bria-IMT™ in Combination with Immune Check Point Inhibitors in Advanced Metastatic Breast Cancer

BriaCell has been conducting a Phase 1/2a clinical trial (BRI-ROL-001) of Bria-IMT™, in combination with immune checkpoint inhibitors such as pembrolizumab (KEYTRUDA®; manufactured by Merck & Co., Inc.) and retifanlimab, an immune checkpoint inhibitor manufactured by Incyte. The combination study is listed in ClinicalTrials.gov as NCT03328026 under FDA-approved BB-IND 10312 under protocol BRI-ROL-001 at ten clinical sites throughout the United States. The study is now closed to enrollment.

In the Phase 1 part of the study, the Bria-IMT™ regimen was dosed in combination with Keytruda ® in 11 patients and in 11 patients with retifanlimab, with one patient starting on the combination with Keytruda® and crossing-over to the combination with retifanlimab. In the Phase 2 part of the study an additional 32 patients were dosed (54 patients total). In Phase 2 part of the study, the Bria-IMT™ regimen is being dosed in combination with retifanlimab with patients randomized to either receive the Bria-IMT™ regimen first (16 patients) or retifanlimab first (16 patients).

BriaCell also evaluated 2 formulations of Bria-IMT, one treated with interferon gamma and one untreated.

The design of the study is shown here.

The patients had advanced breast cancer as shown here.

N (%)
Age, Median (Range)	61 (38-81) years
BMI, Median (Range)	28.1 (18.1-42.7)
Race/Ethnicity
● White	42 (78%)
● Black	6 (11%)
● Hispanic	10 (19%)
● Asian	3 (6%)
● Other	3 (6%)
ECOG
● ECOG 0	29 (54%)
● ECOG 1	25 (46%)
Tumor Grade
● Grade 1	6 (11%)
● Grade 2	15 (28%)
● Grade 3	30 (56%)
● Unknown	3 (5%)
Prior systemic therapy, Median (Range)	6 (2-13)
Previous therapies
● Antibody Drug Conjugate	23 (44%)
● Checkpoint Inhibitror	11 (20%)
● CDK4/6 inhibitors	34 (63%)
Metastatic or Recurrent Target Lesion sites
● Brain	4 (7%)
● Liver	25 (46%)
● Lung	10 (19%)
● Bone	12 (22%)
● Other	27 (50%)
Metastatic Breast Cancer Subtype
● HER2+	2 (4%)
● HR+/HER2-	31 (57%)
● TNBC	17 (31%)
● HER2low/HR+	4 (7%)

Treatment with the combination regimen was generally well tolerated as shown here.

There was no statistically significant difference in Progression Free Survival (PFS) based on order of administration (CPI in cycle 1 or delayed to cycle 2). There was a significant effect of PFS of formulation as shown here.

Data presented at ASCO 2024 see Calfa et al. Journal of Clinical Oncology 42, 6_suppl

https://doi.org/10.1200/JCO.2024.42.16_suppl.1022

The overall survival of the patients for all patients on this study has been evaluated in an ongoing fashion. Since the study was largely on hold during COVID (2020 and 2021), patients dosed in 2019 and 2020 have been followed for a longer time. Therefore survival data has been evaluated for patients dosed before 2022 and since 2022. This should be considered in the context of clinical studies in patients with metastatic breast cancer who have failed at least 2 prior regimens1.

The Bria-IMT™ regimen, using the Phase 3 formulation, with a CPI has shown a median overall survival (OS) of 13.4 months for all patients by the Kaplan Meier method, as shown in the Figure below. For patients treated since 2022, the median OS was estimated at 16.5 months.

Figure B. Overall Survival of Patients with Metastatic Breast Cancer treated with the Bria-IMT™ regimen using the Phase 3 formulation with a CPI.

Survival of Phase 3 Formulation Cohort by Time Period
Median Overall Survival
All Patients 13.4 months
Phase 2 Population 16.5 months
Post 2022 16.5 months
Probability of Survival
100
50
0
0
10
20
30
OS (m)

Update of data presented at the 2024 San Antonio Breast Cancer Symposium

ClinicalTrials.gov ID NCT03328026

1 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022

In its Phase 2 study of Bria-IMT plus check point inhibitors (CPI), outperformed ADC drugs in hormone receptor positive (HR+) metastatic breast cancer (MBC) patients. In BriaCell’s Phase 2 clinical study in late-stage MBC, 25 of 37 patients treated with the ongoing pivotal Phase 3 Bria-IMT formulation were identified as having HR+ breast cancer. As shown in Table 1, the survival data of these 25 patients (17.3 months) exceeds those of the current ADC standard of care TRODELVY® (14.4 months) and those treated with chemotherapy (11.3 months). The survival data for the Bria-IMT regimen + immune check point inhibitor in the triple negative breast cancer (TNBC), characterized by the absence of estrogen (ER), progesterone (PR) and human epidermal growth factor (HER2) receptors, was also better than TRODELVY® and markedly higher than those of chemotherapy.

Table 1: Comparable Analysis of median overall survival (estimated using the Kaplan-Meier method) for the BriaCell Phase 2 study of BriaCell’s Bria-IMT™ plus CPI versus other drugs in MBC patient subsets.

Treatment	Breast Cancer Type	Median # of prior lines of therapy	Median OS (months)

Bria-IMT™ plus CPI*	HR+	6	17.3
TRODELVY®[1] (sacituzumab govitecan-hziy)	HR+	4	14.4
Single agent chemotherapy	HR+	4	11.3

Bria-IMT™ plus CPI*	TNBC	6	13.9
TRODELVY®[1] (sacituzumab govitecan-hziy)	TNBC	3**	11.8
Single agent chemotherapy	TNBC	3**	6.9

* Patients treated with the Phase 3 formulation

** Number of prior chemotherapy-containing regimens

1.	https://www.gilead.com/-/media/files/pdfs/medicines/oncology/trodelvy/trodelvy_pi.pdf Abbreviations:

HR+: hormone receptor-positive

TNBC: Triple-negative breast cancer (lacks the estrogen receptor, progesterone receptor, and lacks or has low levels of human epidermal growth factor receptor 2 (HER2))

BriaCell has also analyzed the data from the Phase 1/2 study in patients who have failed prior ADC therapy. The results are shown here in comparison to studies of comparable patients in the literature.

●	~4 months median progression-free survival (PFS) twice that seen in comparable patients treated with best available therapy, including antibody-drug conjugate (ADC) resistant patients[1,2,3]
●	Clinical benefit seen in 55% of evaluable patients in all subtypes of breast cancer

Compared with 7-10% in comparable patients treated with best available therapy (the comparator for Phase 3)

During the course of this study, BriaCell has had several remarkable responders. The data for 2 of them is shown here.

Patient 06-005 had failed 13 prior regimens. She had baseline breast cancer metastases behind the left eye (orbit), in the outside lining of the brain (dura mater) and the adrenal gland. Following 6 months of treatment the orbital tumor completely resolved and the others improved. She was judged an overall partial responder.

Imaging for Patient 06-005

Patient 11-018 had failed 8 prior regimens including the ADC Enhertu®. She had a right orbital tumor causing extensive proptosis (eye bulging) & brain (temporal lobe) metastasis. There was a complete resolution of the temporal lobe metastasis and a marked reduction in the orbital lesion with resolution of proptosis and improvement in eye pain. She has been on the study for >21 months.

Imaging for Patient 11-018

Overall BriaCell has treated 7 patients with intracranial (inside the skull) metastatic disease who had measurable disease. The intracranial overall response rate (iORR) is 71%, which compares very favorably with the data for comparable patients in the literature. Some of this data is shown here.

Intracranial responses for patients treated with Bria-IMT™

Note that the iORR in comparable patients typically <20%. (see Niwinska A, Pogoda K, Jagiello-Gruszfeld A, Duchnowska R. Intracranial Response Rate in Patients with Breast Cancer Brain Metastases after Systemic Therapy. Cancers (Basel). 2022 Feb 15;14(4):965 and Tripathy D, Tolaney SM, Seidman AD, Anders CK, Ibrahim N, Rugo HS, Twelves C, Diéras V, Müller V, Du Y, Currie SL, Hoch U, Tagliaferri M, Hannah AL, Cortés J; ATTAIN Investigators. Treatment With Etirinotecan Pegol for Patients With Metastatic Breast Cancer and Brain Metastases: Final Results From the Phase III ATTAIN Randomized Clinical Trial. JAMA Oncol. 2022 Jul 1;8(7):1047-1052.)

Phase 3 Clinical Trial of Bria-IMT™ in Combination with Immune Check Point Inhibitors in Advanced Metastatic Breast Cancer compared with Treatment of Physician’s Choice (Bria-ABC)

BriaCell has been conducting a Phase 3 clinical trial (Bria-ABC) of Bria-IMT™, in combination with immune checkpoint inhibitor retifanlimab, an immune checkpoint inhibitor manufactured by Incyte. The combination study is listed in ClinicalTrials.gov as NCT06072612 under FDA-approved BB-IND 10312. The primary endpoint is overall survival.

Bria-IMT™ is currently under Fast Track Designation by the FDA intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by the FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in advanced metastatic breast cancer.

The FDA has agreed that improvement in overall survival in the Bria-IMT™ combination arm as compared to the physician’s choice of treatment arm will be the primary endpoint of the study. The study is expected to enroll 177 patients in the Bria-IMT™ combination therapy arm and 177 patients in the treatment of physician’s choice arm. To gather additional information on the Bria-IMT™ regimen alone, 50 patients are expected to be enrolled in this regimen and will be eligible for combination therapy following their initial post treatment evaluation. These patients will not be included in the primary analysis. The study will have an interim evaluation for efficacy which could result in early completion of the study. We expect frequent and responsive FDA communication under our Fast Track status during our pivotal Phase 3 study. The overall design of the study is shown here.

The first interim analysis will be at 144 events (mortalities). If the hazard ratio (HR) is ≤ 0.6, BriaCell will submit a Biologics Licensing Application (BLA). If the HR is > 0.6, the study will continue to completion with HR target of 0.7. Either of these could result in full approval of the Bria-IMT™ CPI combination regimen in advanced metastatic breast cancer.

The successful completion of the pivotal study would allow BriaCell to subsequently submit a Biologics License Application and accelerate the path to commercialization. The Phase 3 study has multiple locations throughout the USA as noted in the ClinicalTrials.gov listing https://clinicaltrials.gov/study/NCT06072612.

On December 2, 2024, March 20, 2025, and June 24, 2025, BriaCell announced that the Data Safety  Monitoring Board (DSMB), an independent group of experts who review and monitor safety data of a clinical study to determine if a study should continue, be modified, or be halted early, had completed its first, second, and third reviews of safety events in patients enrolled in BriaCell’s pivotal randomized Phase 3 study of Bria-IMT™ plus an immune checkpoint inhibitor (CPI) combination regimen (ClinicalTrials.gov NCT06072612) in metastatic breast cancer. The Data Safety Monitoring Board (DSMB) stated no safety concerns, and recommended continuation of BriaCell’s pivotal Phase 3 study of Bria-IMT™ plus a CPI in MBC.

On April 22, 2025, the Company announced its ongoing pivotal Phase 3 clinical study (listed on ClinicalTrials.gov as NCT06072612) has consented over 100 and has enrolled over 75 patients. BriaCell anticipates reporting top line data as early as H1-2026.

On April 30, 2025, BriaCell reported “Late-Breaker” Phase 3 data at AACR 2025. Positive tolerability profile and potential response biomarkers were identified. Phase 3 clinical data showed potential predictive biomarkers for treatment response, first identified in the Phase 2 study. Biomarkers could be utilized to predict and provide better patient outcomes, including response rates and survival benefits. Positive delayed-type hypersensitivity (DTH) (p = 0.001) and a favorable Neutrophil-to-Lymphocyte Ratio (NLR) (p = 0.02) were linked to longer progression-free survival (PFS) in Phase 3 patients. Presence of Circulating Tumor Cells (CTC) after patients’ initial Phase 3 treatment supports their role as negative prognostic marker (p = 0.04). The Bria-IMT Phase 3 regimen was well-tolerated with a preferred tolerability profile.

Collaboration with Prevail InfoWorks, Inc.

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

In May 2023, Prevail Partners, LLC (“Prevail Partners”), an investment fund and affiliate of InfoWorks invested $4 million in the company at a 20% premium to the trailing thirty (30) trading day volume-weighted average price of the common shares of the Company on the Nasdaq Stock Exchange.

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

Bria-IMT™ is currently manufactured under current Good Manufacturing Practices (“cGMP”) pursuant to agreements with UC Davis and with FujiFilm Diosynth Biotechnology (“Fuji”), which is located in Thousand Oaks, California.

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

Bria-OTS™

Bria-OTS™: Personalized Off-the-Shelf Immunotherapy

BriaCell Phase 1/2 Study of Bria-OTS™, also known as Bria-BRES™, in metastatic breast cancer is open. The Phase 1/2 clinical study is listed on ClinicalTrials.gov as NCT06471673.

●	We believe Bria-IMT™ is most effective in human leukocyte antigen (HLA) – matched patients
●	Bria-OTS™ is engineered to express 15 unique HLA types through 4 independent cell lines
●	Provides matched treatment to greater than 99% of patients
●	Simple saliva test provides HLA matched personalized off-the-shelf Bria-OTS™ immunotherapy
●	HLA matched off-the-shelf therapy is faster and less costly than other expensive and complex personalized immunotherapies
●	BriaCell announced that the first patient treated with the Bria-OTS™ cells had a complete resolution of a breast cancer tumor that had metastasized to the lung. This response was sustained at the 6 month timepoint.
●	Ongoing collaboration with the NCI to investigate the Bria-OTS™ mechanism action
●	BriaCell has secured numerous US and international patents for Bria-OTS™
●	On May 28, 2024, BriaCell announced a clinical supply agreement with BeiGene for Bria-OTS™ First in Human Study. Study is to evaluate the effects of Bria-OTS™ in combination with anti-PD-1 antibody tislelizumab, in advanced, late stage, heavily pretreated metastatic breast cancer.

Development of Additional Immunotherapy Cell Lines

●	An enhanced version (expressing also co-stimulatory molecules and cytokines) termed Bria-OTS+™ are in development for prostate cancer (Bria-PROS+™), lung cancer (Bria-LUNG+™), and melanoma (Bria-MEL+™) as well as breast cancer (Bria-BRES+™)
●	In September 2024, BriaCell announced positive pre-IND meeting with FDA for Bria-PROS+™ for prostate cancer
●	BriaCell received a Small Business Innovation Research (SBIR) grant from the National Cancer Institute (NCI) to further develop Bria-OTS+™
●	IND filings for these immunotherapy cell lines are anticipated starting in late 2025 or early 2026

Bria-OTS™, the Company’s personalized, off-the-shelf immunotherapy, advanced meaningfully during the reporting period.

On November, 21, 2024, the Company announced that the first patient was dosed in its Phase 1/2 study (ClinicalTrials.gov identifier: NCT06471673) to evaluate the safety and efficacy of Bria-OTS™, BriaCell’s personalized next generation immunotherapy. The study will investigate Bria-OTS™ alone and in combination with immune check point inhibitor tislelizumab® (manufactured and supplied by BeiOne, Ltd.) for the treatment of metastatic breast cancer. Bria-OTS™ is an enhanced form of Bria-IMT™, currently in pivotal Phase 3 study for metastatic breast cancer.

On February 3, 2025, the Company announced a clinical response including resolution of a lung metastasis (breast cancer tumor that spread to the lung) with stable disease elsewhere in the first metastatic breast cancer (MBC) patient treated with Bria-OTS™ as a single agent. Bria-OTS™ is a personalized off-the-shelf immunotherapy, currently under investigation in a Phase 1/2a dose escalation study (ClinicalTrials.gov identifier: NCT06471673) in metastatic recurrent breast cancer. Bria-OTS™ represents a personalized, next generation, advancement of BriaCell’s lead candidate Bria-IMT™ which is currently in a pivotal Phase 3 study for metastatic breast cancer.

On April 24, 2025, BriaCell Confirmed 100% Resolution of Lung Metastasis with Bria-OTS. Complete resolution of lung metastasis confirmed at 4 months follow-up in a hormone receptor positive (HR+) breast cancer patient. Treatment well-tolerated and the patient remained on study with stable disease elsewhere. Sustained clinical response supports Bria-OTS personalized, off-the-shelf immunotherapy approach in Phase 1/2a metastatic breast cancer study.

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

On June 2, 2025, BriaCell presented a poster on clinical data from Bria-OTS™ study in metastatic breast cancer (MBC).

Poster Title: Trial in progress: A study of Bria-OTS™ cellular immunotherapy in metastatic recurrent breast cancer

Session Date and Time: June 2, 2025 9:00 AM-12:00 PM CDT

Abstract Number for Publication: TPS1136

Poster Board Number: 107a

Session Type and Title: Poster Session – Breast Cancer—Metastatic

In a dose-escalation Phase 1/2 study, heavily pre-treated MBC patients received Bria-OTS monotherapy (single agent Bria-OTS cells only). The Phase 1 segment enrolled and treated 3 patients with the first patient achieving a confirmed resolution of a breast cancer lung metastasis and remaining on study with single agent Bria-OTS. Following successful completion of safety evaluations, BriaCell has initiated the combination cohort dosing the first patient with Bria-OTS plus checkpoint inhibitor (CPI).

On July 9, 2025, BriaCell announced that its patient achieved sustained complete resolution of lung metastasis in Bria-OTS™ metastatic breast cancer study. [IMAGES BELOW] shows complete resolution maintained at 6 months in first patient treated with BriaCell’s Bria-OTS in Phase 1/2a study. No treatment limited toxicities were observed. The patient remained on study with stable disease elsewhere.

BriaCell Phase 1/2 Study of Bria-OTS™, also known as Bria-BRES™, in metastatic breast cancer is ongoing.

Figure 1: Treatment with Bria-OTS monotherapy resulted in 100% resolution of tumor in the right lung of the metastatic breast cancer (MBC) patient following 2 months of therapy and confirmed at 4, and 6 months of therapy 1 (axial and coronal views)

Bria-PROS+™ and Bria-BRES+™

The Company made important strides in advancing its next-generation candidates Bria-PROS+™ (for prostate cancer) and Bria-BRES+™ (for breast cancer). A key milestone was achieved on September 10, 2024, when BriaCell reported a successful Pre-IND meeting with the FDA for Bria-PROS+. In this meeting, the FDA waived requirements for animal toxicology and pharmacokinetic studies prior to opening the IND, greatly simplifying the development pathway and accelerating the clinical timeline. These regulatory concessions highlight the potential impact of Bria-PROS+ and strengthen its prospects as a first-in-class therapy.

On November 8, 2024, the Company also disclosed preclinical data for both Bria-PROS+ and Bria-BRES+, showing in vitro anti-cancer activity in breast and prostate cancer models. These findings were presented at the SITC Annual Meeting in Houston, Texas, and provided an important proof-of-concept for the scientific community. Together, these updates illustrate the breadth of BriaCell’s pipeline beyond its lead Bria-IMT program.

BriaPro Therapeutics and Antibody Development

On April 10, 2025, BriaPro Therapeutics Corp., a majority-owned subsidiary of BriaCell, announced a new initiative in antibody therapeutics. The subsidiary is developing high-affinity antibodies directed against B7-H3, an immune checkpoint molecule implicated in cancer progression and expressed on many tumor types. This initiative leverages molecular modeling techniques and is backed by provisional U.S. patent filings, with international filings under the Patent Cooperation Treaty anticipated. The antibodies are expected to be incorporated into the proprietary Bria-TILsRx™ platform, which is designed to activate tumor-infiltrating lymphocytes within the tumor microenvironment.

On July 29, 2025, BriaCell’s Subsidiary, BriaPro, filed patent application for immuno-oncology platform with novel multitargeting agents. TILsRx platform is designed to overcome immune suppression and T cell exhaustion to activate tumor-infiltrating lymphocytes (TILs). Multivalent technology enables simultaneous engagement of multiple cancer-associated and immune pathway targets. A preferred tolerability profile is expected due to selective cancer cell targeting within the tumor microenvironment (TME). TILsRx platform early agents include antibodies to B7-H3, an immune checkpoint found in several cancers including prostate, lung, breast, pancreatic, and ovarian. The platform integrates T cell engagers and immune checkpoint modulators, with the goal of both enhancing anti-tumor immune responses and selectively blocking inhibitory signals that often suppress T cell activity. This program represents a diversification of BriaCell’s pipeline into next-generation antibody modalities and underscores the Company’s leadership in immuno-oncology innovation.

License Agreements

On August 4, 2022, BriaCell announced that it has secured an exclusive license from University of Maryland, Baltimore County (UMBC) to develop and commercialize Soluble CD80 (sCD80) as a biologic agent for the treatment of cancer. Under the terms of the agreement, BriaCell has the worldwide rights to develop and commercialize sCD80, while UMBC maintains ownership of the patents (the “UMBC Licensing Agreement”). BriaCell will pay royalties to UMBC upon the commercialization of the product plus patent management costs. The licensing agreement was coordinated by UMBC’s Office of Technology Development.

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

Bria-IMT™

Filed with the United States Patent and Trademark Office (USPTO) on June 14, 2004, U.S. Patent No. 7,674,456 B2 issued on March 9, 2010 and includes claims to the following:

1. Compositions comprising SV-BR cells; and

2. Therapeutic methods of using said compositions

The patent expires May 31, 2028 and patent term extension under Hatch-Waxman potentially applies (additional five years).

Bria-OTS™

On February 27, 2017, BriaCell™ filed an international patent application under the Patent Cooperation Treaty (PCT) to further expand its intellectual property portfolio underlying the Company’s current and anticipated pipeline of whole-cell cancer immunotherapeutics including Bria-IMT™ and Bria-OTS™. The PCT application (PCT/US2017/019757) claims priority to two provisional patent applications filed by the Company with the USPTO in 2016. It, in essence, provides the framework for additional whole-cell cancer immunotherapeutics beyond Bria-IMT™ and strategies for patient-specific selection of the most likely effective whole-cell immunotherapeutic. The PCT application entered the National Phase in the second half of 2018 and has been granted in Japan, Australia, New Zealand, and the US.

BriaCell was awarded a Japanese patent on June 21, 2021 (JP Patent No. 6901505, extends to February 27, 2037) covering composition of matter and kits for its whole-cell cancer immunotherapy technology in Japan.

BriaCell was also awarded an Australian patent on November 10, 2022 (AU Patent No. 2017224232, extends to February 27, 2037) covering composition of matter and method of use for its whole-cell cancer immunotherapy technology in Australia.

In addition, BriaCell was awarded a US patent on January 24, 2023 (US Patent No. 11,559,574 B2 with the term extending to May 25, 2040) covering composition of matter and method of use of its personalized off-the-shelf cell-based immunotherapy for cancer.

Furthermore, BriaCell was awarded a New Zealand patent on October 3, 2023 (NZ Patent No. 745327, extends to February 27, 2037) covering composition of matter, method of use, and kits for its whole-cell cancer immunotherapy technology in New Zealand.

BriaCell was awarded another New Zealand patent on June 4, 2025 (NZ Patent No. 785587, extends to February 27, 2037) covering methods of patient-specific selection of the most likely effective whole-cell cancer immunotherapy based on HLA allele profile matching.

On March 2, 2023, BriaCell filed an international patent application under the PCT to further expand its intellectual property portfolio underlying the Company’s development of innovative immunotherapeutic strategies for the treatment of advanced solid tumors including Bria-OTS™ that has been engineered to express co-stimulatory molecules and immunomodulatory cytokines. The PCT application (PCT/US2023/014337) published on September 7, 2023 as International Publication No. WO 2023/167973 A1. The PCT application entered the National Phase in the second half of 2024.

On March 29, 2024, BriaCell and the National Cancer Institute (NCI) filed an international patent application under the PCT directed to engineered mammalian dendritic cells that express exogenous MHC class II alleles for the development of innovative dendritic cell-based immunotherapeutic strategies.

Soluble CD80

The patents held under UMBC Licensing Agreement are as follows:

USPN 8,956,619 B2

USPN 9,650,429 B2

USPN 10,377,810 B2

Employees

As of the date of this filing, we had twenty-two full-time employees, located in various US states including: NY, FL, PA, SC, NV and NJ. We also have international employees located in Canada and Israel.

For the year ended July 31, 2025, the average number of employees was twenty, of whom four were executive management.

Research and Development Activities and Costs

For information regarding our clinical studies, please see above under the caption “Description of the Business - Clinical Trials.”

For the years ended July 31, 2025 and 2024, we incurred $21,150,628 and $26,442,821, respectively, of net research and development expenses (excluding share based compensation allocated to research and development employees)

Property, Plant and Equipment

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

During the year ended July 31, 2025, we purchased certain laboratory equipment in the gross amount of $ nil.

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

Plan of Arrangement for BriaPro Therapeutics Corp.

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

Financings and share consolidations Summary

During the fiscal year ended July 31, 2025, BriaCell completed several financings, raising a total of approximately $50.9 million in gross proceeds before deducting fees and expenses. These transactions significantly bolstered the Company’s capital position, enhancing its ability to fund ongoing clinical trials, advance its pipeline programs, and support operational needs. The financings also demonstrates continued investor confidence in BriaCell’s immunotherapy platforms and clinical progress.

On January 27, 2025, the Company issued a press release announcing the consolidation of the issued and outstanding common shares of the Company on the basis of one (1) post-consolidation common share for every fifteen (15) pre-consolidation common shares became effective under the corporate law of British Columbia, Canada on January 24, 2025. The post-consolidation common shares commenced trading on the Toronto Stock Exchange and the Nasdaq Capital Market at market open on January 29, 2025, under new CUSIP number 107930208.

On August 21, 2025, the Company issued a press release announcing the consolidation of the issued and outstanding common shares of the Company on the basis of one (1) post-Consolidation common share for every ten (10) pre-consolidation common shares which became effective under the corporate law of British Columbia, Canada on August 25, 2025. The post-Consolidation common shares commenced trading on the Toronto Stock Exchange and The Nasdaq Capital Market at market open on August 25, 2025, under the new CUSIP number 107930307.

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

Regulatory authorities may disagree with our analysis of data or may require the conduct of additional studies or analyses before permitting further development or marketing approval. Favorable results in early trials may not be repeated in later trials. Differences in trial design, patient populations, endpoints, statistical methodologies, or other variables between studies may lead to inconsistent results or render comparisons unreliable. Moreover, early-stage trials are often conducted with small patient cohorts drawn from limited and relatively homogeneous populations; as a result, these findings may not predict outcomes in larger or more diverse patient populations or in the commercial

A number of companies in the life sciences industry have suffered significant setbacks in advanced clinical trials, even after positive results in earlier trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. Any pre-clinical data and the clinical results obtained for BriaCell’s technology may not predict results from studies in larger numbers of subjects drawn from more diverse populations or in the commercial setting, and also may not predict the ability of our products to achieve their intended goals, or to do so safely.

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

A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for our therapeutic candidates, we do not know whether any Phase 3 or other clinical trials we or our licensees may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our therapeutic candidates. If later-stage clinical trials of any therapeutic candidate do not produce favorable results, our ability to obtain regulatory approval for the therapeutic candidate may be adversely impacted, which will have a material adverse effect on our business, financial condition and results of operations. Further, negative clinical trial results for a product candidate with respect to one indication may impact the potential or perceived potential of other indications. If our product candidates fail to demonstrate satisfactory characteristics in late-stage clinical trials, it could have a material adverse effect on our business, financial condition and results of operations.

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

Business related risks

There is substantial doubt about our ability to continue as a going concern

The Company has incurred significant losses since its inception, including net losses of $26,311,867 and $4,791,466 in the fiscal years ended 2025 and 2024, respectively, and an accumulated deficit of $111,755,564 and $85,443,697 as of July 31, 2025 and July 31, 2024, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

We are a pre-revenue clinical stage company

Anticipated growth in all areas of BriaCell’s business, including research and development, clinical operations, regulatory compliance, manufacturing, and corporate functions, is expected to continue to place significant strain on the Company’s managerial, operational, financial and technical resources. The Company expects operating expenses and staffing levels to increase in the future as it advances its clinical programs, scales its operations, and undertakes the activities necessary to support potential commercialization of its product candidates. Managing this growth will require the Company to attract, retain, train, and motivate additional qualified personnel and to continue developing and improving its operational, financial and management information systems.

The Company’s ability to manage growth effectively will depend on the adequacy of its operational and financial controls, its ability to establish and maintain robust governance and compliance frameworks, and its success in integrating new employees and contractors into a cohesive organization. As the Company’s business becomes more complex, management will need to ensure that decision-making processes remain efficient, communication across departments remains effective, and that the Company maintains a strong and transparent corporate culture aligned with its strategic objectives.

In addition, BriaCell’s growth will require it to manage multiple, interdependent relationships with third-party contract research organizations, contract manufacturers, clinical investigators, regulatory authorities, academic collaborators, and suppliers. Each of these relationships introduces potential risks related to quality control, regulatory compliance, intellectual property management, and operational coordination. The inability to manage these external partnerships effectively could result in delays in clinical development, increased costs, regulatory non-compliance, or loss of key collaborators.

There can be no assurance that the Company will be able to manage its expanding operations effectively or maintain the level of oversight necessary to ensure quality, compliance and cost control. Any failure to implement cohesive management and operating systems, to allocate resources efficiently, to maintain adequate internal controls, or to properly manage expansion could result in operational inefficiencies, financial losses, reputational harm, and a material adverse effect on the Company’s business, financial condition and results of operations

We may not succeed in adapting to and meeting the business needs associated with our anticipated growth

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

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and oversight, restrictions on processing sensitive data (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services and negatively impact on our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims.

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

Risks Related to Our Securities

If we are not able to comply with the applicable continued listing requirements or standards of the TSX Exchange or Nasdaq, the TSX Exchange or Nasdaq could delist our common shares

In order to maintain the listing of our common shares on the Toronto Stock Exchange (TSX) and the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards.

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

On December 18, 2024, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that based on our shareholders’ equity, we comply with the Rules and the matter is now closed.

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

The Company regained compliance with the Minimum Bid Price Requirement on February 12, 2025.

Under amended Nasdaq Listing Rule 5810(c)(3)(A)(iv) (the “Nasdaq Excessive Reverse Stock Split Rule”), companies are now limited by how many times they can effect reverse stock splits within a certain time period to regain compliance with the minimum bid price requirement. Under the Nasdaq Excessive Reverse Stock Split Rule, if a company’s common shares fail to meet the minimum bid price requirement and the company has effected a reverse stock split within the prior one-year period, it will not be eligible for any compliance period to address a bid price deficiency. Accordingly, if our common shares fall out of compliance with the minimum bid requirement within a one-year period following our August 2025 share consolidation, we will be issued a delisting determination rather than being granted a compliance period. Under these circumstances, we could appeal the delisting determination to a Hearings Panel, during which time any suspension or delisting action will be stayed. This amendment builds upon a 2020 rule change, which established an automatic delisting threshold for companies that have conducted one or more reverse stock splits within a two-year period with a cumulative ratio of 250 shares or more to one. Companies that meet this threshold are also ineligible for a compliance period and are subject to delisting (subject to a stay pursuant to the appeal processes).

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

Financial risk

We have a history of losses, may incur future losses and may not achieve profitability

BriaCell is a development stage immune-oncology biotechnology corporation that to date has not recorded any revenues from the sale of diagnostic or therapeutic products. Since incorporation, BriaCell has accumulated net losses and expects such losses to continue as it commences product and pre-clinical development and eventually enters into license agreements for its technology. We incurred net losses of $26,311,867 and $4,791,466 in the fiscal years ended 2025 and 2024, respectively. Management expects to continue to incur substantial operating losses unless and until such time as product sales generate sufficient revenues to fund continuing operations. BriaCell has neither a history of earnings nor has it paid any dividends, and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future.

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

We have a significant number of restricted share units, options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital

As of October 15, 2025, we had outstanding restricted share units, options and warrants to purchase 1,938,873 common shares, respectively. The holders of these restricted share units, options and warrants are given the opportunity to profit from a rise in the market price of our common shares. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these securities are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Additionally, the exercise of these options and warrants will cause an increase of our outstanding common shares, which could have the effect of substantially diluting the interests of our current shareholders.

Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. As of October 15, 2025, we have 1,938,873 shares issuable upon exercise of restricted share units, options and warrants. Sales of shares by these shareholders could have a material adverse effect on the trading price of our common shares. We intend to register the offering, issuance, and sale of all common shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We cannot predict if investors will find our common shares or listed Warrants less attractive because we may rely on these exemptions. If some investors find our common shares or Warrants less attractive as a result, there may be a less active trading market for our common shares or Warrants, and our common share or Warrant price may be more volatile and may decline.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets. Asset value is based on which the fair market value of each asset, including goodwill and going concern value (which may be determined by reference to the market value of our common shares, which may be volatile). Our status will also depend, in part, on when and how we utilize the cash proceeds from any securities offerings our business. Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we believe that we will be classified as a PFIC for the taxable year ending July 31, 2025, and possibly for succeeding years. However, even if we are classified as a PFIC for the year ending July 31, 2025, under an exception to the PFIC classification rules, we may be able to avoid such classification altogether if we can meet certain conditions set forth in the exception. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance as to our status as a PFIC in any taxable year.

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

Our ability to access capital markets and raise additional funds depends in large part on investor confidence and market valuations of our securities. The market value and liquidity of our common shares are subject to significant fluctuations based on factors beyond our control, including changes in general economic conditions, interest rate environments, inflationary pressures, investor sentiment toward biotechnology and early-stage issuers, and overall equity market volatility. Periods of macroeconomic weakness or recession, rising interest rates, tightening credit markets, or risk-off investor behavior may limit the availability of equity or debt financing on acceptable terms, or at all. A decline in the market price of our securities could also impair our ability to raise capital without substantial dilution to existing shareholders.

In addition, geopolitical developments and international conflicts—such as instability or war in the Middle East, the ongoing conflict between Russia and Ukraine, or a deterioration in relations between the United States and China—may contribute to global uncertainty, disrupt financial and commodity markets, and adversely affect investor risk appetite. Resulting government actions, including the imposition of sanctions, export controls, tariffs, or other trade restrictions, could disrupt global supply chains and trade flows, further exacerbating inflationary or recessionary pressures. Such events may impair our ability to source key raw materials, reagents, or specialized components required for our research and development programs and clinical manufacturing activities, potentially leading to increased costs, delays in development timelines, or operational interruptions.

Continued market instability or geopolitical tension could also constrain venture capital and institutional investment into the life sciences sector more broadly, reduce valuations for comparable companies, and limit opportunities for strategic partnerships or follow-on financings. If we are unable to obtain additional capital when needed, or only on unfavorable terms, we may be forced to delay, scale back, or discontinue one or more of our product development programs, which could materially and adversely affect our business, financial condition, and prospects.

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

ITEM 2. PROPERTIES

As of August 2025, the Company commenced a month-to-month lease arrangement for office and lab space in Philadelphia, Pennsylvania, in the amount of approximately $43,000 per month. The Company also maintains office space in West Vancouver, British Columbia Canada.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that will not have a material effect on our operations or finances. There are no material legal proceedings pending against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares and certain Warrants to purchase common shares trade on The Nasdaq Capital Market under the symbols “BCTX” “BCTXW”, respectively, since February 24, 2021 and on the Toronto Stock Exchange (“TSX”) under the symbol “BCT” since December 31, 2021, and prior to that, on the TSX Venture Exchange from December 3, 2014. Our BCTXZ Warrants commenced trading on The Nasdaq Capital Market on April 25, 2025.

Number of Shareholders

As of October 15, 2025, we have approximately 33 shareholders of record of our common shares.

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

Critical Accounting Policies and Estimates

1. Critical Estimates and Judgements

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. The consolidated financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and also in future periods when the revision affects both current and future periods.

The critical judgments and significant estimates in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are:

Going Concern

Preparation of the consolidated financial statement on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Financial Statements from the Board of Directors. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due.

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

Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2025, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

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

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 63.1% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management concludes significant influence is present for accounting purposes.

2. New Accounting Policies Adopted

No new accounting policies were adopted during the year ended July 31, 2025.

Results of Operations

Comparison of the year ended July 31, 2025, compared to the year ended July 31, 2024

Research Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and in clinical development; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Year ended July 31,
	2025	2024

Clinical trial sites and investigational drug costs	$14,765,112	$20,885,903
Wages and salaries	5,356,806	4,567,307
Laboratory rent	457,320	420,310
Supplies	470,208	496,312
Depreciation	91,356	68,626
Professional Fees	9,826	4,363
Share-based compensation	120,050	734,986
	$21,270,678	$27,177,807

For the year ended July 31, 2025, total research, development, and clinical trial costs amounted to $21,270,678 as compared to $27,177,807 for the year ended July 31, 2024. The decrease was primarily driven by lower clinical trial sites and investigational drug costs, which declined from $20,885,903 in 2024 to $14,765,112 in 2025. The reduction reflects the conclusion of the Bria-IMT™ Phase 1/2a trial and a focus on optimizing expenditures for the pivotal Phase 3 trial. Wages and salaries increased from $4,567,307 in 2024 to $5,356,806 in 2025, reflecting the hiring of additional employees to support ongoing research and clinical activities. Laboratory rent rose to $457,320 in 2025, compared to $420,310 in 2024, due to expanded use of facilities. Supplies decreased, from $496,312 in 2024 to $470,208 in 2025, reflecting reduced consumable needs. Depreciation expenses increased to $91,356 in 2025, compared to $68,626 in 2024. The increase reflects a full year of depreciation on equipment purchased in 2024 as no new equipment was purchased in 2025. Professional fees increased from $4,363 in 2024 to $9,826 in 2025. Share-based compensation expenses decreased significantly from $734,986 in 2024 to $120,050 in 2025, further contributing to the overall reduction in research, development, and clinical trial expenses.

Clinical trial expenses for the period are as follows:

	Year ended July 31,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$13,511,235	$11,594,463
Bria-IMT™ Phase 1/2a	1,013,828	4,239,415
Bria-OTS™ Phase 1/2a	428,233	-
	$14,953,296	$15,833,879

Clinical trial expenses for the year ended July 31, 2025, were $14,953,296, compared to $15,833,879 during the year ended July 31, 2024. The decrease is primarily attributable to the conclusion of the Bria-IMT™ Phase 1/2a clinical trial in fiscal 2024, resulting in significantly lower associated costs in 2025. As expenses for the Bria-IMT™ Phase 1/2a trial declined, resources were increasingly directed toward the pivotal Phase 3 study, which remains our primary focus. In addition, we began incurring costs related to the Bria-OTS™ Phase 1/2a trial, which commenced in August 2024.

For the year ended July 31, 2025, Bria-IMT™ Pivotal Phase 3 Study costs totaled $13,511,235, compared to $11,594,463 in 2024. The increase reflects the progression of the pivotal study, with higher expenditures on patient recruitment, treatment, and data-management activities as the trial advanced through key operational milestones.

For the year ended July 31, 2025, Bria-IMT™ Phase 1/2a costs were $1,013,828, down from $4,239,415 in 2024, reflecting the conclusion of the study. The remaining expenses primarily relate to final data analysis and study close-out activities.

For the year ended July 31, 2025, Bria-OTS™ Phase 1/2a costs totaled $428,233, compared to $nil in 2024, due to the initiation of the Bria-OTS™ Phase 1/2a trial in August 2024.

General and Administrative Expenses

For the year ended July 31, 2025, general and administrative expenses were $5,934,125, compared to $6,152,269 for the year ended July 31, 2024. Expenses remained relatively consistent year over year, with lower consulting, professional fees, and share-based compensation largely offset by higher wages and salaries, travel, and other administrative costs.

Financial income, net

For the year ended July 31, 2025, finance income, net, was $114,511, compared to $262,566 for the year ended July 31, 2024. The decrease was primarily due to lower interest income, which declined to $176,431 in 2025 from $288,018 in 2024, reflecting reduced average cash balances available for investment. The decrease was further impacted by the recognition of $36,979 in interest expense in 2025 compared to nil in the prior year. Foreign exchange losses were relatively consistent year over year, amounting to $24,941 in 2025 versus $25,452 in 2024.

Loss for the period

The Company reported a net loss of $26,311,867 for the year ended July 31, 2025, compared to $4,791,466 in 2024. The increase in net loss was primarily due to a significantly smaller gain on the fair value of the warrant liability, which was $758,364 in 2025 compared to $28,242,472 in 2024. This variance outweighed the reduction in research, development, and clinical trial expenses, which decreased from $27,177,807 in 2024 to $21,270,678 in 2025, mainly reflecting lower clinical-trial and investigational-drug costs following the completion of the Bria-IMT™ Phase 1/2a trial.

Liquidity and Capital Resources

As of July 31, 2025, the Company has a positive working capital of $15,948,588 (July 31, 2024 – negative $3,807,303) and an accumulated deficit of $111,755,564 (July 31, 2024 - $85,443,697).

As of July 31, 2025, the Company’s capital resources consist primarily of cash and cash equivalents, comprised mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. To this end, for several months during calendar year 2025, certain directors and officers agreed to defer payment of their directors’ fees/compensation until we completed a financing, after which, these fees were paid in full. Further, certain officers have indicated their willingness to receive a portion of their compensation in shares of the Company, subject to applicable Nasdaq rules. In addition, we continue to reduce expenditure on certain non-core activities whilst maintaining our focus on our Phase 3 Bria-IMT™ pivotal study in advanced metastatic breast cancer.

During the year ended July 31, 2025, the Company’s overall position of cash and cash equivalents increased by $10,493,808 from the year ended July 31, 2024 (including effects of foreign exchange). This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended July 31, 2025, was $28,170,520 as compared to $24,126,128 for the year ended July 31, 2024.

Cash used in investing activities for the year ended July 31, 2025, was $7,646,000, as compared to $681,801 for the year ended July 31, 2024. The amount in 2025 relates primarily to the purchase of short-term investments ($7,316,000) and an equity investment in BC Therapeutics ($330,000), and in the prior year, to the purchase of property, plant and equipment ($456,801) and an equity investment in BC Therapeutics ($225,000).

Cash generated from financing activities for the year ended July 31, 2025, was $45,448,239, as compared to $4,418,926 for the year ended July 31, 2024. In both periods, this relates to proceeds for the issuance of shares.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of July 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of July 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of July 31, 2025, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no material changes in our internal control over financial reporting during the quarter ended July 31, 2025. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of October 15, 2025. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
William V. Williams, MD, FRCP	70	President, Chief Executive Officer, and Director
Gadi Levin, CA, MBA	52	Chief Financial Officer and Corporate Secretary
Giuseppe Del Priore, MD, MPH	63	Chief Medical Officer
Miguel A. Lopez-Lago, PhD	56	Chief Scientific Officer
Jamieson Bondarenko, CFA, CMT	42	Chairman of the Board of Directors
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	69	Director
Martin E. Schmieg	63	Director
Rebecca Taub, MD	73	Director
Jane A. Gross, PhD	68	Director

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

Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC, Director, has been a Director of the Company since his appointment on March 18, 2019. In February 2018, he joined the Board of Directors of Soricimed Biopharma Inc., a private clinical-stage biopharma company developing targeted cancer therapies, and in August 2018 he was appointed Chairman of the Board of Soricimed, and he served in that capacity until he resigned from their Board in May 2025. He is also a Director of Microbix Biosystems Inc., a public company and leading manufacturer of viral and bacterial antigens and reagents for the global diagnostics industry. He originally joined the Microbix Board in February 2007, and he also served as its President and Chief Executive Officer from November 2012 to July 2017. He is President of Stratpath Management Inc., consulting on strategy and governance to the life sciences sector. He has held other executive positions in life sciences with responsibility for finance, business development, strategic planning and information technology, including Vice President, Finance, and Chief Financial Officer of Novopharm Limited from May 2003 through April 2006; Vice President, Information Technology, and Chief Information Officer of Bayer Inc. from July 1999 through April 2003; Vice President, Finance and Administration of Bayer Healthcare from October 1996 through June 1999; and Director, Finance and Administration and Chief Financial Officer of Zeneca Pharma Inc. from March 1995 through August 1996. He received his bachelor’s degree from Wilfrid Laurier University and his master of business administration degree from University of Windsor. He is a Fellow Chartered Professional Accountant and a Chartered Director (C. Dir.) and is Audit Committee Certified (A.C.C.) through the Directors College, McMaster University. We believe that Mr. Embro-Pantalony is qualified to serve as a member of our Board due to his extensive experience as a pharmaceutical and life sciences executive.

Martin Schmieg, Director, rejoined the Company’s Board on November 24, 2020. Having served as a member of BriaCell’s Board from 2016 to March 2019, Mr. Schmieg is a “C” level executive with 30 years of business experience and a diversified background in the global biotech, pharmaceutical and med-tech industries. He currently serves as Co-Founder, Chief Executive and Financial Officer of Clear Intradermal Technologies, Inc. (formerly, ClearIt LLC), Managing Partner of Soar Venture Capital Partners, LLC, and as a Venture Partner of Convergence Ventures LLC. As a hands-on leader, Mr. Schmieg’s early career focused on accounting and financial management responsibilities, serving as Chief Financial Officer to privately held Cytometrics, Inc. and Advanced Bionics Corporation, and publicly traded Sirna Therapeutics, Inc., and Isolagen, Inc. Mr. Schmieg also previously served as the Chief Executive Officer of TrueBinding, Inc. We believe that Mr. Schmieg is qualified to serve as a member of our Board because of his long-term familiarity with the Company and his perspective and experience in relevant industries.

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

During the year ended July 31, 2025, the Audit Committee held 5 meetings in person or through conference calls. As part of its job to foster open communication, the Audit Committee meets at least annually with the external auditors.

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

Principal Accountant’s Fees

External Audit Service Fees

The following table sets forth the aggregate fees paid to the Company’s external auditors, Chartered Professional Accountants, by the Company during the financial years ended July 31, 2025 and 2024:

	Year ended July 31, 2025	Year ended July 31, 2024
Audit Fees	$182,785	$210,778
Audit-Related Fees	-	-
Tax Fees	28,043	18,650
All Other Fees	113,945	14,530
Total:	$324,774	$243,958

Compensation Committee

Our compensation committee is comprised of Mr. Embro-Pantalony, Dr. Jane Gross and Mr. Schmieg and is chaired by Mr. Schmieg. The Compensation Committee is appointed by the Board to assist in promoting a culture of integrity throughout the Company, to assist the Board in setting director and senior executive compensation, and to develop and submit to the Board recommendations with respect to other employee benefits as the Compensation Committee sees fit. In the performance of its duties, the Compensation Committee is guided by the following principles:

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

When determining compensation payable, the Compensation Committee considers both external and internal data. External data includes general market conditions and well as information regarding compensation paid to directors, CEOs and CFOs of companies of similar size and at a similar stage of development in the industry. Internal data includes annual reviews of the performance of the directors, CEO and CFO in light of the Company’s corporate objectives and considers other factors that may have impacted the Company’s success in achieving its objectives. During the year ended July 31, 2025, the Compensation Committee held two meetings in person or through conference calls.

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

Our Nominating and Corporate Governance Committee is currently comprised of Mr. Schmieg and Dr. Taub and is chaired by Mr. Embro-Pantalony. During the year ended July 31, 2025, the Nominating and Corporate Governance Committee held one meeting.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended July 31, 2025 and July 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William V. Williams, MD, FRCP	2024	734,419	-		342,651	-	1,077,070
President and Chief Executive Officer	2025	711,724	-		68,898	-	780,622
Gadi Levin, CA, MBA	2024	443,000	-		77,730		520,730
Chief Financial Officer and Corporate Secretary	2025	485,361	50,000		-	-	535,361
Giuseppe Del Priore, MD, MPH	2024	540,329	-		240,516	-	780,844
Chief Medical Officer	2025	493,048	-		-	-	493,048
Miguel A. Lopez-Lago, PhD	2024	357,745	-		35,863		393,608
Chief Scientific Officer	2025	447,547	-		-	-	447,547

(1)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each option award, refer to Note 2 of the financial statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and RSU awards held by each of our named executive officers that were outstanding as of July 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William V. Williams, MD, FRCP	1,333		-	636.00	03/29/26	-	-
	148		-	1,270.50	01/13/27	-	-
	678		-	907.97	08/02/27	-	-
	266		-	904.50	06/20/28	-	-
	128	(1)	-	0.00	08/02/27	-	-
	5,833	(1)	-	0.00	01/16/30	-	-
Gadi Levin, CA, MBA	500		-	636.00	03/29/26	-
	133		-	706.50	05/20/27	-	-
	135		-	907.97	08/02/27	-	-
Giuseppe Del Priore, MD, MPH	1,000		-	1,126.50	02/16/27	-	-
	66		-	907.97	08/02/27	-	-
Miguel A. Lopez-Lago, PhD	100		-	1,270.50	01/13/27	-	-
	66		-	907.97	08/02/27	-	-

(1)	Restricted Share Units

(2)	Effective January 29, 2025, the Company effected a 15-for-1 reverse stock split, followed by a 10-for-1 reverse stock split subsequent to year-end. All share and per-share information, including stock options and exercise prices, has been retroactively adjusted to reflect the cumulative 150-for-1 reverse split. Option counts were rounded down to the nearest whole share.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended July 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jamieson Bondarenko, CFA, CMT	603,877	-	344,491	-	948,368
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	85,312	-	68,898	-	154,211
Marc Lustig, MSC, MBA(1)	22,815	-	22,966	-	45,781
Martin E. Schmieg	75,000	-	68,898	-	143,898
Rebecca Taub, MD	50,004	-	68,898	-	118,902
Jane A. Gross, PhD	54,996	-	68,898	-	123,894

(1) Marc Lustig resigned from the Board in November 2024. Compensation shown reflects amounts earned prior to his resignation.

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

Gadi Levin

On March 2, 2022, we entered into an executive employment agreement with Gadi Levin, our Chief Financial Officer (the “Levin Employment Agreement”), effective January 1, 2022. The Levin Employment Agreement provides for a part-time position (80%), $350,000 annual salary (“Base Salary”) and standard employee benefit plan participation. Our Board approved a annual discretionary bonus of (i) up to 30% of Mr. Levin’s yearly salary; and (ii) $100,000 in stock options, which vest over a four year period per calendar year. In addition, Mr. Levin was granted 20,000 options in accordance with the terms of the Company’s stock option plan. During August 2022, Mr. Levin’s Base Salary was increased to $250,000, retroactively to January 1, 2022. On May 1, 2023, Mr. Levin’s Base Salary was increased to $350,000 per annum. On July 18, Mr. Levin’s Base Salary was increased to $367,500 per annum and was granted a one-time bonus in the amount of $50,000.

Miguel Lopez-Lago

On May 26, 2022, we entered into an employment agreement with Miguel Lopez-Lago, our Chief Scientific Officer (the “Lopez-Lago Employment Agreement”). The Lopez-Lago Employment Agreement provides for $210,000 annually for Mr. Lopez-Lago’s duties as our Chief Scientist Officer. On May 1, 2023, Mr. Lopez-Lago’s annual salary was increased to $325,000 per annum. On July 18, Mr. Lopez-Lago’s Base Salary was increased to $357.500 per annum and was granted a one-time bonus in the amount of $75,000.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of July 31, 2025. All of the outstanding awards listed below were granted under our stock option plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by shareholders	1,695,237	$65.38	269,335
Equity compensation plans not approved by shareholders	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common shares as of October 15, 2025 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each shareholder known by us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares that may be acquired by an individual or group within 60 days of October 15, 2025, pursuant to the exercise of options or warrants, vesting of common shares or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 1,883,906 common shares issued and outstanding as of October 15, 2025.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers
Jamieson Bondarenko, CFA, CMT(1)	5,464	*
William V. Williams, MD, FRCP(2)	3,748	*
Gadi Levin, CA, MBA(3)	786	*
Giuseppe Del Priore, MD, MPH(4)	1,066	*
Miguel A. Lopez-Lago, PhD(5)	166	*
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC(6)	828	*
Martin E. Schmieg(7)	768	*
Rebecca Taub, MD(8)	398	*
Jane A. Gross, PhD(9)	665	*
All current named executive officers and directors as a group (9 persons)	13,889	0.74%

5% or Greater Shareholders
None	-	-%

*	Represents beneficial ownership of less than 1%.

Notes :

(1)	Includes 1,000 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 1,666 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, 1,333 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028 and 666 Warrants to purchase common shares with an exercise price of $796.88, expiring on February 26, 2026.
(2)	Includes 1,333 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 148 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, 678 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027, 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028 and 198 Warrants to purchase common shares with an exercise price of $796.88, expiring on February 26, 2026.
(3)	Includes 500 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 133 shares underlying options with an exercise price of $706.50, expiring on May 20, 2027 and 135 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027.
(4)	Includes 1,000 shares underlying options with an exercise price of $1,126.50, expiring on February 16, 2027 and 66 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027.
(5)	Includes 100 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027 and 66 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027.
(6)	Includes 166 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027 and 166 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(7)	Includes 166 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027 and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(8)	Includes 66 shares underlying options with an exercise price of $636.00, expiring on March 29, 2026, 66 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027 and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(9)	Includes 66 shares underlying options with an exercise price of C$1,488.00, expiring on November 1, 2025, 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027 and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.

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

Based on a review of the copies of such forms received, we believe that during the fiscal year ending July 31, 2025, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

On May 17, 2024 we issued and sold to a former director 6,019 common shares together with warrants to purchase up to 6,019 common shares at a combined purchase price of $332.25 per share and accompanying warrant. The warrants will be exercisable six months from the date of issuance at an exercise price of $316.50 per share and will expire on the five year anniversary of the initial exercise date.

On January 16, 2025, the Company granted 5,833 RSU’s to the Chief Executive Officer as compensation for deferred salary, with immediate vesting. The fair value of these RSUs was $350,000, offsetting previously accrued compensation owed to the CEO.

Director Independence

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dr. Gross, Dr. Taub. Mr. Bondarenko, Mr. Embro-Pantalony, and Mr. Schmieg are each an “independent director,” as defined under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MNP LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2025	2024
Audit fees (1)	$182,785	$210,778
Audit-related fees (2)	$-	$-
Tax fees	$28,043	$18,650
All other fees	$113,945	$14,530

(1)	Audit fees consist of fees for professional services performed by MNP LLP for the audit and review of our quarterly financial statements.
(2)	Audit related fees consist of fees for preparation and filing of the carve-out financial statements related to the proxy statement filed.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

3.1	Articles of BriaCell Therapeutics Corp, dated July 26, 2006 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.2	Notice of Articles, dated November 25, 2014 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.3	Notice of Articles, dated August 22, 2019 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

3.4	Alteration to Articles filed February 13, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on February 15, 2023)

3.5	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on September 7, 2023)

3.6	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on September 7, 2023)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to our Form 10-K filed with the SEC on October 25, 2023)

4.2	Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., and Form of Warrant for Registered Offering (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 filed with the SEC on January 23, 2020)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form F-1 filed with the SEC on February 18, 2021)

4.4	Form of Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 17, 2024)

4.6	Form of Warrant issued June 7, 2021 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

4.7	Form of Placement Agent Warrant issued June 7, 2021 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on June 4, 2021)

4.8	Form of Pre-funded Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on May 17, 2024)

4.9	Form of Placement Agent Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on May 17, 2024)

4.10	Form of Placement Agent Warrant issued September 12, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 12, 2024)

4.11	Form of Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 2, 2024)

4.12	Form of Placement Agent Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 12, 2024)

4.13	Form of Warrant issued December 13, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on December 13, 2024)

4.14	Form of Representative’s Warrant issued December 13, 2024 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on December 13, 2024)

4.15	Form of Placement Agent Warrant issued February 5, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 5, 2025)

4.16	Form of Warrant issued April 28, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on April 28, 2025)

4.17	Form of Pre-Funded Warrant issued April 28, 2025 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on April 28, 2025)

4.18	Form of Representative’s Warrant issued April 28, 2025 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on April 28, 2025)

4.19	Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., and Form of Warrant for Registered Offering (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed with the SEC on April 23, 2025)

4.20

Form of Amendment No. 1 to Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-1 filed with the SEC on July 10, 2025)

4.21	Form of Warrant issued July 16, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2025)

4.22	Form of Pre-Funded Warrant issued July 16, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2025)

10.1	Stock Option Plan, dated November 25, 2014 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.2	Service Agreement with UC Davis, dated June 11, 2015 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.3	Form of Registration Rights Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.3 to Form 6-K filed with the SEC on June 4, 2021)

10.5	Amendment #1 to Service Agreement with UC Davis, dated June 12, 2016 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.8	Licensing Agreement between Faller & Williams Technology LLC and Sapientia Pharmaceuticals, Inc., dated March 16, 2017 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.9	Master Services Agreement with KBI Biopharma, Inc., dated March 17, 2017 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.10	Clinical Study Agreement with Cancer Insight, LLC, dated September 29, 2017 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.11	Amendment #2 to Service Agreement with UC Davis, dated August 27, 2018 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.12	Master Services Agreement, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K filed with the SEC on October 25, 2023)

10.13	First Supplement to Clinical Study Agreement with Cancer Insight, LLC, dated October 18, 2018 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.14	Amendment #1 to Services Agreement with Colorado State University, dated April 2, 2019 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.15	Stem Cell Program Services Agreement with UC Davis, May 3, 2019 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.16	HLA Typing Services Agreement with Histogenetics, dated October 3, 2019 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.17	Procurement Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.18	Clinical Supply Services Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.19	Quality Agreement with Catalent Pharma Solutions, LLC, dated June 25, 2019 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.20	Cooperative Research and Development Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.44 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

10.21	Form of Securities Purchase Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.1 to Form 6-K filed with the SEC on June 4, 2021)

10.22	Form of Placement Agency Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.2 to Form 6-K filed with the SEC on June 4, 2021)

10.23+	Compensation Agreement with Dr. William V. Williams, dated August 31, 2021 (incorporated by reference to Exhibit 10.22 to Form 10-K filed with the SEC on October 25, 2023)

10.24+	Compensation Agreement with Dr. William V. Williams, dated June 21, 2022 (incorporated by reference to Exhibit 10.23 to Form 10-K filed with the SEC on October 25, 2023)

10.25+	Employment Agreement with Giuseppe Del Priore, dated February 14, 2022 (incorporated by reference to Exhibit 10.24 to Form 10-K filed with the SEC on October 25, 2023)

10.26+	Employment Agreement with Gadi Levin, dated March 2, 2022 (incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on October 25, 2023)

10.27+	Employment Agreement with Miguel Lopez-Lago, dated May 26, 2022 (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the SEC on October 25, 2023)

10.28	Exclusive License Agreement (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on October 25, 2023)

10.29	Omnibus Equity Incentive Plan (incorporated by reference from Schedule I to the Proxy Statement for BriaCell Therapeutics Corp. 2023 Annual and Special Meeting of Shareholders, filed with the SEC on January 17, 2023).

10.30	Master Service and Technology Agreement dated May 9, 2023 (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on October 25, 2023)

10.31	Stock Purchase Agreement dated May 12, 2023 (incorporated by reference to Exhibit 10.30 to Form 10-K filed with the SEC on October 25, 2023)

10.32	Arrangement Agreement dated May 24, 2023 (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the SEC on October 25, 2023)

10.33	Placement Agency Agreement, dated May 14, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 17, 2024)

10.34	Placement Agency Agreement, dated September 11, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 12, 2024)

Placement Agency Agreement, dated October 1, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 2, 2024)

10.35	Placement Agency Agreement, dated October 1, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 2, 2024)

10.36	Underwriting Agreement, dated December 11, 2024, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on December 13, 2024)

10.37	Placement Agency Agreement, dated February 3, 2025, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on February 5, 2025)

10.38	Underwriting Agreement, dated April 24, 2025, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on April 28, 2025)

10.39

Placement Agency Agreement, dated as of July 15, 2025, by and between BriaCell Therapeutics Corp. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on July 16, 2025)

19.1	Insider trader policy

21.1	(incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the sec on October 29, 2024)

23.1	Consent of MNP LLP*

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	(incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the sec on October 29, 2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

/s/ William V. Williams
October 15, 2025	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William V. Williams	Chief Executive Officer, President and Director	October 15, 2025
William V. Williams	(Principal Executive Officer)

/s/ Gadi Levin	Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	October 15, 2025
Gadi Levin

/s/ Jamieson Bondarenko	Chairman of the Board of Directors	October 15, 2025
Jamieson Bondarenko

/s/ Vaughn C. Embro-Pantalony	Director	October 15, 2025
Vaughn C. Embro-Pantalony

/s/ Martin E. Schmieg	Director	October 15, 2025
Martin E. Schmieg

/s/ Rebecca Taub	Director	October 15, 2025
Rebecca Taub

/s/ Jane A. Gross	Director	October 15, 2025
Jane A. Gross

Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

Expressed in United States Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BriaCell Therapeutics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BriaCell Therapeutics Corp. (the Company) as at July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position at the Company as of July 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Canada

October 15, 2025

BriaCell Therapeutics Corp

Consolidated Balance Sheets

As at July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data)

	July 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,493,808	$862,089
Short-term investments	7,372,473	-
Amounts receivable and prepaid expenses	2,060,295	2,791,765
Total current assets	19,926,576	3,653,854

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	524,278	418,490
Intangible assets, net	184,525	199,796
Property and equipment, net	296,819	388,175
Long term prepaid expenses	717,508	1,211,946
Total non-current assets	1,723,130	2,218,407

Total assets	$21,649,706	$5,872,261

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$3,283,703	$7,170,781
Accrued expenses and other payables	694,285	290,376
Total current liabilities	3,977,988	7,461,157

NON-CURRENT LIABILITIES:
Warrant liability	337,672	1,096,036
Total non-current liabilities	$337,672	$1,096,036

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT):
Share Capital of no par value – Authorized: unlimited at July 31, 2025 and 2024; Issued and outstanding: 1,883,906 and 121,907 shares at July 31, 2025 and 2024, respectively	101,739,923	72,166,414
Share-based payment reserved	10,316,140	9,189,261
Warrant reserve	17,719,026	1,844,296
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(546,795)	(302,522)
Accumulated deficit	(111,755,564)	(85,443,697)
Total shareholders’ equity (deficit)	17,334,046	(2,684,932)

Total liabilities and shareholders’ equity (deficit)	$21,649,706	$5,872,261

These consolidated financial statements were approved and authorized for issue on behalf of the Board of Directors on October 15, 2025 by:

On behalf of the Board:

“Jamieson Bondarenko”	“William Williams”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data)

	Year ended
	July 31,
	2025	2024
Operating expenses:
Research and development expenses	$21,270,678	27,177,807
General and administrative expenses	5,934,125	6,152,269
Total operating expenses	27,204,803	33,330,076

Operating loss	(27,204,803)	(33,330,076)
Financial income (expenses), net	114,511	262,566
Change in fair value of the warrant liability	758,364	28,242,472
Share of loss on equity investment	(224,212)	(106,510)
Net loss for the year	$(26,556,140)	$(4,931,548)
Net loss attributable to non-controlling interest	(244,273)	(140,082)
Net loss for the year attributable to BriaCell	(26,311,867)	(4,791,466)
Net loss per share attributable to BriaCell – basic and diluted	$(62.19)	$(43.68)
Weighted average number of shares (*) used in computing net loss per share attributable to ordinary shareholders, basic and diluted	423,114	109,699

(*)	On January 24, 2025, the Company effected a 1-for-15 reverse split of its issued and outstanding common shares and on August 25, 2025, the Company effected a 1-for-10 reverse split of its issued and outstanding common shares, pursuant to which holders of the Company’s common shares received 0.0067 of a common share for every one common share (following both reverse share splits). All share, warrant, option and RSU amounts have been retroactively restated for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data)

	Share capital		Additional Paid In	Warrant	Accumulated Other Comprehensive Income	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Number (*)	Amount	Capital	Reserve	(Loss)	Deficit	Interest	(Deficit)
Balance, July 31, 2023	106,555	$69,591,784	$7,421,950	$-	$(138,684)	$(80,652,231)	-	$(3,777,181)
Instruments issued to minority shareholders at the arrangement date	-	-	(36,767)	-	-	-	(162,440)	(199,207)
Issuance of Options	-	-	1,804,078	-	-	-	-	1,804,078
Issuance of Units, net of issuance expenses	15,352	2,574,630	-	1,844,296	-	-	-	4,418,926
Net loss for the year	-	-	-		-	(4,791,466)	(140,082)	(4,931,548)
Balance, July 31, 2024	121,907	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	(302,522)	$(2,684,932)
Issuance of options and RSU’s	-	-	1,126,879	-	-	-	-	1,126,879
Exercise of prefunded warrants	189,234	-	-	-	-	-	-	-
Exercise of warrants	6,437	1,239,367	-	(418,352)	-	-	-	821,015
Issuance of units, net of issuance expenses	1,560,034	28,334,142	-	16,293,082	-	-	-	44,627,224
RSU’s Exercised	6,294	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(26,311,867)	(244,273)	(26,556,140)
Balance, July 31, 2025	1,883,906	$101,739,923	$10,316,140	$17,719,026	$(138,684)	$(111,755,564)	(546,795)	$17,334,046

(*)	On January 24, 2025, the Company effected 1-for-15 reverse split of its issued and outstanding common shares and on August 25, 2025, the Company effected 1-for-10 reverse split of its issued and outstanding common shares, pursuant to which holders of the Company’s common shares received 0.0067 of a common share for every one common share (following both reverse share splits). All share, warrant, option and RSU amounts have been retroactively restated for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data)

	Year ended July 31,
	2025	2024
Cash flow from operating activities:
Net loss for the year	$(26,556,140)	$(4,931,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,271	15,271
Financial income (expenses), net	(56,473)	-
Depreciation	91,356	68,626
Share-based compensation	776,879	1,804,078
Share of loss on equity investment	224,212	106,510
Change in fair value of warrants	(758,364)	(28,242,472)
Changes in assets and liabilities:
Decrease (increase) in amounts receivable	733,629	(732,578)
Decrease in prepaid expenses	492,279	2,126,282
(Decrease) increase in accounts payable	(3,887,078)	6,047,042
Increase (decrease) in accrued expenses and other payables	753,909	(387,339)
Net cash used in operating activities	(28,170,520)	(24,126,128)

Cash flow from investing activities:
Purchase of property and equipment	-	(456,801)
Purchase of short-term investments, net	(7,316,000)	-
Equity investment in BC Therapeutics	(330,000)	(225,000)
Net cash used in investing activities	(7,646,000)	(681,801)

Cash flow from financing activities:
Proceeds from exercise of warrants	821,015	-
Proceeds from issuance of shares, net of issuance costs	44,627,224	4,418,926
Net cash provided by financing activities	45,448,239	4,418,926

Increase in cash and cash equivalents	9,631,719	(20,389,003)
Cash and cash equivalents at beginning of year	862,089	21,251,092
Cash and cash equivalents at end of year	$10,493,808	$862,089

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX”, “BCTXW” and “BCTXZ.

b.	BriaCell is an immuno-oncology biotechnology company. The Company is currently advancing its Bria-IMT targeted immunotherapy program against end-stage breast cancer to Phase 3 study which has been approved by the FDA. BriaCell is also developing a personalized off-the-shelf immunotherapy, Bria-OTS™, and a soluble CD80 protein therapeutic which acts both as a stimulator of the immune system as well as an immune checkpoint inhibitor.

c.	Going concern

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of July 31, 2025 was $111,755,564 (July 31, 2024 - $85,443,697) and negative cash flows from operating activities during the year ended July 31, 2025 was $28,170,520 (July 31, 2024 - $24,126,128). The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2025, the Company raised $50.9 million in gross proceeds from equity financings, however, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

d.

The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). BriaPro was established to complete a plan of arrangement spinout transaction in August 2023, pursuant to which certain pipeline assets of the Company were spun-out to BriaPro, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in a two-third (2/3) owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders (the “Amalgamation” and the “Amalgamation Agreement”) – see also note 7(a). (Sapientia and BTC and BriaPro together, the “Subsidiaries”)

e.	The Company has one operating segment and reporting unit.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

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

Going Concern

Preparation of the consolidated financial statement on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Financial Statements from the Board of Directors. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due.

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

For the Years Ended July 31, 2025 and 2024

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

Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2025, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

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

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 63.1% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management concludes significant influence is present for accounting purposes.

c. Principal of consolidation:

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

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

f. Short-term investments

Short-term investments consist of held-for-sale securities (or trading) and are stated at fair value, with unrealized gains and losses included in earnings. Transaction costs are expensed as incurred. The securities are classified as current assets because they are expected to be realized within one year. The Company regularly evaluates whether declines in fair value below cost are other-than-temporary; if so, an impairment is recognized. Gains or losses realized on sales of these securities are included in financial income (expense), net in the consolidated statement of operations and comprehensive loss.

g. Equity method investments:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of operation and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of consolidated balance sheet.

h. Property and Equipment, net:

Property and equipment with individual values of over $2,500 are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Laboratory equipment	20%

i. Intangible assets, net:

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

For the Years Ended July 31, 2025 and 2024

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

For the years ended July 31, 2025 and 2024, no indicators of impairment have been identified.

j. Research and Development expenses:

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

k. Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents, subscriptions receipts, trade payables and accrued expenses and other payables approximate their fair value due to the short-term nature of such instruments.

The carrying amount of warrant liabilities and short-term investments are recorded at the fair value at each reporting period.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

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

m. Share-based compensation:

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

n. Income Taxes:

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

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of July 31, 2025, and 2024 no liability for unrecognized tax benefits was recorded as a result of ASC 740.

o. Basic and diluted net loss per Share:

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

p. Recently issued and adopted accounting standards:

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

2.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

3.	In January 2025, the FASB issued ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard amends the guidance issued in 2024 to confirm that all public business entities must present the required expense-disaggregation disclosures in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The ASU is effective for years beginning after those dates, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Because the amendment only affects disclosure timing, the Company does not expect this standard to have a material impact on its financial statements and disclosures.

4.	In June 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: Amounts receivable and prepaid expenses

	July 31,
	2025	2024

Directors and officers insurance	$564,794	$632,657
Prepaid expense (a)	1,394,439	1,322,122
Subscription receipt (b)	-	736,359
Other prepaids	101,062	100,627
	$2,060,295	$2,791,765

(a)	Prepaid expenses as of July 31, 2025 include amounts paid to certain vendors in respect of the Company’s ongoing pivotal phase III trial study. These amounts are amortized over the period of the clinical trial. Prepaid expenses estimated to be expensed within 12 months amount to $1,394,439 in 2025 compared to 1,322,122 in 2024 and are included in current assets, whilst the balance, extending longer than 12 months, amounts to $717,508 in 2025 as compared to 1,211,946 in 2024 and is included in non-current assets under long-term prepaid expenses.

(b)	The subscription receipt relates to the May 2024 Offering (see note 9(b)(ii)(1)). All the funds have been received during the year ended July 31, 2025.

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

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 4: INVESTMENT IN BC THERAPEUTICS INC. (Cont.)

The Company acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. On March 18, 2025, the SPA was amended a second time, such that the Second BC Therapeutics Option is increased to 424,000 shares and expires in June 2026 (a one year extension). During the year ended July 31, 2025, the Company exercised this option totaling $330,000 and received 264,000 shares.   As of July 31, 2025, the Company holds 684,000 of the 1,084,000 issued and outstanding shares in BC Therapeutics, representing a 63.1% ownership interest. In addition, 160,000 shares remain available for purchase under the Second BC Therapeutics Option at an exercise price of $1.25 per share; these options expire on June 30, 2026.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2024	$418,490
Funding (including the value of the BC Therapeutics Options)	330,000
Share of losses:	(224,212)
Balance – July 31, 2025	$524,278

The following amounts represent the Company’s 63.1% share of the assets of BC Therapeutics (July 31, 2024 – 51.2%):

	July 31,
	2025	2024
Current assets: Cash	$251	$32,810
Net assets	$251	$32,810

NOTE 5: INTANGIBLE ASSETS, NET

Acquired intangible assets with finite lives consisted of the following as of July 31, 2025 and 2024:

	July 31,
	2025	2024

Patents	$305,130	$305,130
Gross intangible assets	305,130	305,130
Less – accumulated amortization	(120,605)	(105,334)
Intangible assets, net	$184,525	$199,796

The attributable intellectual property relates to BriaPro’s various patents, which the Company is amortizing over 20 years, consistent with its accounting policy.

Amortization expenses for the years ended July 31, 2025 and 2024, were $15,271 and $15,271, respectively.

The estimated future amortization expense of intangible assets as of July 31, 2025 is as follows:

2026	$15,271
2027	15,271
2028	15,271
2029	15,271
2030 and thereafter	123,441
$184,525

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: PROPERTY AND EQUIPEMENT, NET

During the year ended July 31, 2025, the Company purchased certain laboratory equipment in the gross amount of $nil (July 31, 2024 - $456,801).

Laboratory equipment
Cost:
As of August 1, 2023	$-
Additions	456,801
Disposals	-
As of August 1, 2024	456,801
Additions	-
Disposals	-
As of July 31, 2025	$456,801

Accumulated depreciation:
As of August 1, 2023	$-
Depreciation	68,626
As of August 1, 2024	$68,626
Depreciation	91,356
As of July 31, 2025	$159,982

Net Book Value:
As of July 31, 2025	$296,819
As of July 31, 2024	$388,175

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of certain BriaCell warrants that were outstanding at the time of the Amalgamation Agreement with BriaPro (“Briacell Legacy Warrants”), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula. As of July 31, 2025, this amount totaled of up to $241,164 and is eliminated on consolidation.

Pursuant to the Amalgamation Agreement, each BriaCell warrant in issuance at the time of the Amalgamation (“Briacell Legacy Warrant”) shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share (and post Reverse Splits, as defined below– 150 Briacell Shares) and one BriaPro Share for the original exercise price. Warrants issued by the Company, subsequent to the Arrangement are not subject to the terms above.

Upon the exercise of 150 BriaCell Legacy Warrants (post Reverse Splits), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 150 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a Reverse Split basis, as of July 31, 2025, 55,455 Briacell Legacy Warrants are exercisable into 55,455 Briacell Shares and 8,168,302 BriaPro Shares.

b.	Lease

As of July 31, 2025, the Company had a month-to-month commitment for office and lab space in Philadelphia, PA, costing the company approximately $38,110 per month. Subsequent to the balance sheet date, on September 1, 2025, the monthly amount increased to approximately $43,000.

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of July 31, 2025 and 2024:

	Fair Value Measurements at
	July 31, 2025			July 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	$10,493,808	$-	$10,493,808	$862,089	$-	$862,089
Short-term investments	7,372,473	-	7,372,473	-	-	-
Total assets measured at fair value	$17,866,281	$-	$17,866,281	$862,089	$-	$862,089

Financial liabilities:
Warrants liability	$151,586	$186,086	$337,672	$760,657	$335,379	$1,096,036
Total liabilities measured at fair value	$151,586	$186,086	$337,672	$760,657	$335,379	$1,096,036

The Company classifies its cash equivalents, short-term investments and the liability in respect of publicly traded warrants within Level 1 because they are valued using the quoted market prices in active markets. The Company holds level 1 short term investments with coupon rates ranging between 3.00% to 5.51%

The fair value of the warrant liability for non-public warrants is measured using inputs other than quoted prices included in Level 1 that are observable for the liability either directly or indirectly, and thus are classified as Level 2 financial instruments.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value (“Share”).

b. Issued share capital

(i)	Reverse Stock Split:

1.	On January 3, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common shares on a 1-for-15 basis, which became effective on January 24, 2025 and on August 25, 2025 (the “Effective Date”), the Company effected a reverse stock split of its common shares on a 1-for-10 basis (the “Reverse Splits”).

As a result of the Reverse Splits, every one hundred and fifty (150) pre-split common shares issued and outstanding were automatically combined into one (1) new common share. No fractional common shares were issued in connection with the Reverse Splits. Instead, any fractional common shares resulting from the January 2025 Reverse Split were deemed to have been tendered to the Company for cancellation for no consideration.

Following the January 2025 Reverse Split, the number of common shares outstanding were 294,694. After giving effect to subsequent share issuances and the August 2025 Reverse Split, the number of common shares outstanding was 1,883,906

The Reverse Splits also resulted in a proportional adjustment to the number of common shares issuable upon the exercise of the Company’s outstanding warrants, stock options, and other convertible securities, as well as an adjustment to the exercise prices and conversion prices, as applicable.

All share and per share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect both the January 2025 Reverse Split and the August 2025 Reverse Split for all periods presented.

(ii)	The Company issued the following shares during the year ended July 31, 2024:

1.

On May 17, 2024, the Company closed a registered direct offering with healthcare-focused institutional investors, certain existing investor and a director of the Company for the purchase and sale of 15,352 common shares of the Company and 666 pre-funded warrants with an offering price of $179.985, an exercise price of $0.015 and may be exercised at any time in the future, and warrants to purchase up to an aggregate of 16,019 common shares of the Company (“May 2024 Warrants”) for aggregate gross proceeds of approximately $5.0 million before deducting placement agent fees and other offering expenses (the “May 2024 Offering”). Each common share (or pre-funded warrant in lieu thereof) was sold together with one warrant to purchase one common share at a combined purchase price of $300.00 to the institutional investors and $332.25 to the existing investor and director of the Company. The May 2024 Warrants have an exercise price of $316.50 per share, will become exercisable six months from the date of issuance and expire five years from the initial exercise date. In addition, the Company issued 333 placement agent warrants with the same terms as the May 2024 Warrants.

The prefunded warrants were exercised on August 7, 2024 – see note 15(b).

The fair value of the 16,352 May 2024 Warrants had a fair value of $2,020,207 using the Black-Scholes option price model, with the following assumptions: share price - $177.00; exercise price - $316.50; expected life – 5.5 years; annualized volatility - 118%; dividend yield - 0%; risk free rate – 4.71%, non-marketability discount – 13.13%.

The amount was credited to the warrant reserve at the date of the May 2024 Offering.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

(iii)	The Company issued the following shares during the year ended July 31, 2025:

1.	On September 12, 2024, the Company completed a registered direct offering for the purchase and sale of 82,166 common shares of the Company at an offering price of $103.50 per share, for aggregate gross proceeds of approximately $8.5 million before deducting placement agent fees and other offering expenses (the “September 2024 Offering”).

In connection with the September 2024 Offering, the Company issued 4,108 placement agent warrants with an exercise price of $129.40 per share. These placement agent warrants are exercisable beginning on March 11, 2025, and expire five years from the date of issuance. The fair value of the broker warrants was determined to be $247,800 using the Black-Scholes option pricing model, with the following assumptions: share price - $94.50; exercise price - $129.40; expected life – 5 years; annualized volatility - 109%; dividend yield - 0%; risk-free rate – 3.469%, non-marketability discount – 16.38%.

The amount was credited to the warrant reserve at the date of the September 2024 Offering.

2.	On October 2, 2024, the Company closed a registered direct offering for the purchase and sale of 34,190 common shares of the Company and warrants to purchase up to an aggregate of 34,190 common shares of the Company for aggregate gross proceeds of $5 million before deducting placement agent fees and other offering expenses (the “October 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $146.30. The warrants have an exercise price of $127.50 per share, and are immediately exercisable, and expire five years from the date of issuance (“October 2024 Warrants”).

In connection with the October 2024 Offering, the Company issued 1,709 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $182.80 per share and expire five years from the date of issuance.

The fair value of the 34,190 October 2024 Warrants was determined to be $2,211,266 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $81.00; exercise price - $127.50; expected life – 5 years; annualized volatility - 121%; dividend yield - 0%; risk-free rate – 3.553%.

The fair value of the 1,709 placement agent warrants was determined to be $204,128 using the Black-Scholes option pricing model, with the following assumptions: share price - $151.50; exercise price - $182.80; expected life – 5 years; annualized volatility - 112%; dividend yield - 0%; risk-free rate – 3.561%.

The amounts were credited to the warrant reserve at the date of the October 2024 Offering.

3.	On December 13, 2024, the Company closed a public offering for the purchase and sale of 49,333 common shares of the Company and warrants to purchase up to an aggregate of 49,333 common shares of the Company for aggregate gross proceeds of approximately $5.55 million before deducting underwriting discounts, commissions, and other offering expenses (the “December 2024 Offering”). Each common share was sold together with one warrant to purchase one common share at a combined purchase price of $112.50. The warrants have an exercise price of $140.60 per share, and are immediately exercisable, and expire five years from the date of issuance (“December 2024 Warrants”).

In connection with the December 2024 Offering, the Company issued 2,466 agent warrants. The agent warrants are immediately exercisable at an exercise price of $140.60 per share and expire five years from the date of issuance.

The fair value of the 49,333 December 2024 Warrants was determined to be $2,327,089 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $66.00; exercise price - $140.60; expected life – 5 years; annualized volatility - 111%; dividend yield - 0%; risk-free rate – 4.133%.

The fair value of the 2,466 agent warrants was determined to be $188,252 using the Black-Scholes option pricing model, with the following assumptions: share price - $99.00; exercise price - $140.60; expected life – 5 years; annualized volatility - 111%; dividend yield - 0%; risk-free rate – 4.133%.

The amounts were credited to the warrant reserve at the date of the December 2024 Offering.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

4.	On February 5, 2025, the Company closed a public offering for the purchase and sale of 76,250 common shares of the Company at an offering price of $40.00 per share, for aggregate gross proceeds of approximately $3.05 million before deducting placement agent fees and other offering expenses (the “February 2025 Offering”).

In connection with the February 2025 Offering, the Company issued 3,812 placement agent warrants with an exercise price of $50.00 per share. These placement agent warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the broker warrants was determined to be $156,130 using the Black-Scholes option-pricing model, with the following assumptions: share price – $50.40; exercise price – $50.00; expected life – 5 years; annualized volatility – 112%; dividend yield – 0%; risk-free rate – 4.37%.

The amount was credited to the warrant reserve at the date of the February 2025 Offering.

5.	On April 28, 2025, the Company closed an underwritten public offering for the purchase and sale of 306,665 units for aggregate gross proceeds of approximately $13.8 million before deducting underwriting discounts, commissions, and other offering expenses (the “April 2025 Offering”). Of those units, 240,595 were “regular” units, each consisting of one common share and one five-year publicly traded warrant at a combined purchase price of $45.00 per unit, and 66,070 were “pre-funded” units, each consisting of one pre-funded warrant (at a $0.001 strike) and one five-year publicly traded warrant at a combined purchase price of $44.99 per unit. All warrants have an exercise price of $52.50 per share, are immediately exercisable, and expire five years from the date of issuance (“April 2025 Warrants”). The April 2025 Warrants trade on the NASDAQ under the symbol “BCTXZ.” As of July 31, 2025, all the pre-funded warrants were exercised.

In connection with the April 2025 Offering, the Company issued 15,333 representative’s warrants. The representative’s warrants are immediately exercisable at an exercise price of $56.25 per share and expire five years from the date of issuance.

The fair value of the 306,666 April 2025 Warrants was determined to be $5,666,620 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $26.50; exercise price - $52.50; expected life – 5 years; annualized volatility - 105%; dividend yield - 0%; risk-free rate – 3.885%.

6.	On July 16, 2025, the Company closed a public offering for gross proceeds of approximately $15.0 million before deducting placement agent fees and other offering expenses (the “July 2025 Offering”). The offering consisted of 1,200,000 units, including 1,077,500 common shares, 122,500 pre-funded warrants, and 1,200,000 five-year warrants to purchase one common share each at a combined purchase price of $12.50 per unit (or $12.49 per pre-funded unit). The warrants have an exercise price of $15.00 per share, are immediately exercisable, and expire five years from the date of issuance (“July 2025 Warrants”). As of July 31, 2025, all the pre-funded warrants were exercised.

The fair value of the 1,200,000 July 2025 Warrants was determined to be $6,460,348 using the Black-Scholes option pricing model, with the following assumptions: share price – $7.10; exercise price – $15.00; expected life – 5 years; annualized volatility – 118%; dividend yield – 0%; risk-free rate – 3.99%.

The amount was credited to the warrant reserve at the date of the July 2025 Offering.

7.	During the year ended July 31, 2025, a total of 6,437 October 2024 Warrants with an exercise price of $127.50 were exercised, generating gross proceeds of $821,015. The Company issued 6,437 common shares in respect of these warrant exercises.

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the years ending July 31, 2025 and 2024 is presented below:

	Number of options outstanding	Weighted average exercise price (*)
Balance, July 31, 2023	54,144	$863.18
Granted in the May 2024 Offering	16,019	316.50
Balance, July 31, 2024	70,163	$738.36
Exercised	(6,437)	127.50
Granted in the October 2024 Offering	34,190	127.50
Granted in the December 2024 Offering	49,333	140.63
Granted in the April 2025 Offering	306,665	52.50
Granted in the July 2025 Offering	1,200,000	15.00
Balance, July 31, 2025	1,653,914	$58.27

(*)	See note 7(a).

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

As of July 31, 2025, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At July 31, 2025	Expiry Date
(*)346	$588.62	346	November 16, 2025
(*)25,978	$796.88	25,978	February 26, 2026 – April 26, 2026
(*)27,820	$928.50	27,820	December 7, 2026
16,019	$316.50	16,019	November 17, 2029
27,753	$127.50	27,753	October 2, 2029
49,333	$140.63	49,333	December 12, 2029
306,665	$52.50	306,665	April 28, 2030
1,200,000	$15	1,200,000	July 15, 2030
1,653,914		1,653,914

(*)	Briacell Legacy Warrants – see note 1(d) and note 7(a)

d) Compensation Warrants

A summary of changes in compensation warrants for the years ended July 31, 2025 and 2024 is presented below:

	Number of warrants outstanding	Weighted average exercise price (*)
Balance, July 31, 2023	311	843.52
Granted in the May 2024 Offering	333	348.00
Balance, July 31, 2024	644	587.30
Granted in the September 2024 Offering	4,108	129.38
Granted in the October 2024 Offering	1,709	182.81
Granted in the December 2024 Offering	2,466	140.63
Granted in the February 2025 Offering	3,812	50.00
Granted in the April 2025 Offering	15,333	52.50
Balance, July 31, 2025	28,072	$91.35

(*)	See note 7(a).

As of July 31, 2025, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At July 31, 2025	Expiry Date
(*)34	$588.62	34	November 16, 2025
(*)113	$796.88	113	February 26, 2026
(*)164	$928.50	164	June 7, 2026
333	$348.00	333	May 17, 2029
4,108	$129.38	4,108	September 12, 2029
1,709	$182.81	1,709	October 2, 2029
2,466	$140.63	2,466	December 12, 2029
3,812	$50.00	3,812	February 5, 2030
15,333	$56.50	15,333	April 28, 2030
28,072		28,072

(*)	Briacell Legacy Warrants – see note 1(d) and note 7(a)

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

e) Warrant liability continuity

(i)	The following table presents the summary of the changes in the fair value of the warrants recorded as a liability on the Balance Sheet (*):

Warrants liability

Balance as of July 31, 2023	29,139,301
Fair value of BriaPro Warrant Shares at Effective Date (note 1(e))	199,207
Change in fair value during the year	(28,242,472)

Balance as of July 31, 2024	$1,096,036
Change in fair value during the year	(758,364)

Balance as of July 31, 2025	$337,672

(*)	Certain warrants were issued prior to August 1, 2022 in respect of public offerings and private placements that contain terms that require the warrants to be recorded as a liability at fair value under US GAAP. As a result, these warrants are valued at the end of each reporting period. For the year ended July 31, 2025, the Company recorded a gain on the revaluation of the total warrant liability of $758,364 in the consolidated statements of operations and comprehensive loss.

The key inputs used in the valuation of the of the warrant as of July 31, 2025 and at July 31, 2024 and on the issuance dates, were as follows:

	February 26, 2021 (Issuance date)	April 12, 2021 (Issuance date)	July 31, 2025	July 31, 2024

Share price	$510	$588	$7.50	$112.50
Exercise price	$796.88	$796.88	796.88-928.50	$796.88-928.50
Expected life (years)	5.00	5.00	0.57-1.35	1.57-2.35
Volatility	100%	100%	157-209%	77-79%
Dividend yield	0%	0%	0%	0%
Risk free rate	0.88%	0.97%	4.10%	4.27%

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of July 31, 2025 were as follows:

		August 31,
	July, 31	2023
	2025	(Effective Date)

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	0.30-1.35	2.21-3.27
Volatility	157-209%	100%
Dividend yield	0%	0%
Risk free rate	2.68-2.74%	4.40%

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

a. The following table summarizes the number of options granted under the Stock Option Plan for the year ended July 31, 2025 and related information:

	Number of options	Weighted average exercise price (*)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2023 and 2024	14,183	$923.53	2.52	$-
Granted (i)	333	60.00	4.45	-
Forfeited	(1,265)	978.16
Balance as of July 31, 2025	13,251	896.61	1.62	-

Exercisable as of July 31, 2024	13,152	$924.60	2.41	$-
Exercisable as of July 31, 2025	13,251	$896.61	1.62	$-

(i)	On January 16, 2025, the Company granted 333 stock options to a consultant at an exercise price of $60.00 per share. All options vested in full on April 16, 2025. The options expire on January 16, 2030. The grant-date fair value of the award was $16,242.

(ii)	The weighted-average grant date per-share fair value of stock options granted during 2025 and 2024 was $48.77 and $ nil respectively. As of July 31, 2025, there are $nil of total unrecognized costs related to share-based compensation, as all costs have been fully recognized.

(*)	certain options are exercisable in Canadian dollars and translated to US Dollars at year end.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

b. The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans granted for the years 2025 and 2024:

	Year ended July 31,
	2025	2024(*)

Dividend yield	0.00%	n/a
Expected volatility of the share prices	112%	n/a
Risk-free interest rate	4.45%	n/a
Expected term (in years)	5.0	n/a

(*)	There were no options grants during the year end July 31, 2024.

c. The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of July 31, 2025

Exercise price	Options outstanding as of July 31, 2025	Weighted average remaining contractual term (years)	Options exercisable as of July 31, 2025	Weighted average remaining contractual term (years)	Expiry Date
$60.00	333	4.45	333	4.45	January 16, 2030
$904.50	2,663	2.89	2,663	2.89	June 20, 2028
$1,074.00	136	2.58	136	2.58	February 27, 2028
$907.97	1,195	2.01	1,195	2.01	August 02, 2027
$706.50	206	1.81	206	1.81	May 20, 2027
$1,126.50	1,000	1.54	1,000	1.54	February 16, 2027
$1,270.50	3,160	1.45	3,160	1.45	January 13, 2027
$1,074.83	81	1.25	81	1.25	November 01, 2026
$636.00	400	0.72	400	0.72	April 19, 2026
$636.00	4,077	0.66	4,077	0.66	March 29, 2026
	13,251		13,251

d. As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of July 31, 2025:

Exercise Price	Options outstanding as of July 31, 2025	Options exercisable as of July 31, 2025	Expiry Date

$0.0933	440,000	440,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,131,400

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

e. Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for year ended July 31, 2025:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2024	128	$14,400
Granted (i)	6,166	370,000
Exercised(ii)	(6,294)	(384,000)
Balance, July 31, 2025	-	$-

(i)

On January 16, 2025, the Company granted 5,833 RSU’s to the Chief Executive Officer (“CEO”) as compensation for deferred salary, with immediate vesting. The fair value of these RSUs was $350,000, offsetting previously accrued compensation owed to the CEO.

Additionally, on the same date, the Company granted 333 RSUs to a consultant, which fully vested on April 16, 2025. The fair value of these RSUs was $20,000.

(ii)	All RSUs outstanding were exercised on July 13, 2025. As a result, no RSUs remained outstanding as of July 31, 2025.

f. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended July 31, 2025 and 2024 is comprised as follows:

	Year ended July 31,
	2025	2024

Research and development expenses	$120,050	$734,986
General and administrative expenses	656,829	1,069,092
Total share-based compensation	$776,879	$1,804,078

NOTE 11: TAXES ON INCOME

a. Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax for the years ended July 31 were as follows:

b. The Company recorded loss before taxes on income as follows:

	Year ended July 31,
	2025	2024

Domestic	$(23,999,920)	$23,946,952)
Foreign	(2,556,220)	(28,878,500)
	$(26,556,140)	$(4,931,548)

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 11: TAXES ON INCOME (Cont.)

c. The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2024 - 27%) to the effective tax rate is as follows:

	Year ended July 31,
	2025	2024

Net loss before recovery of income taxes	$(26,556,140)	$(4,931,548)
Expected income tax (recovery) expense	(7,170,160)	(1,331,518)
Tax rate changes and effect of taxes of subsidiaries at foreign rates	1,448,710	1,467,021
Share-based compensation and other non-deductible expenses	240,070	1,697,204
Share issuance cost booked directly to equity	(375,750)	-
Adjustments in respect of prior periods	868,490	-
R&D Credits	(1,284,010)	(3,903,153)
Effect of spin-out transaction	-	(297,781)
Valuation allowance	6,272,650	2,368,228
Income tax (recovery)	$-	$-

d. The Company had no income tax expense for the years ended July 31, 2025, and 2024, due to its history of operating losses and valuation allowances.

e. Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2025	2024
Deferred Tax Assets:
Property and equipment	$730	731
Marketable Securities	11,760	15,678
Intellectual property	260,860	256,741
Warrant liability	-	-
Share issuance costs	310,230	376,978
Investment in BC Therapeutics	44,650	19,172
Operating tax losses carried forward	5,067,840	4,850,799
Operating tax losses carried forward- USA	8,494,300	5,545,125
Research and Development	14,240,640	10,879,373
Total deferred tax assets	28,431,010	21,944,597
Valuation allowance	(24,329,720)	(18,034,710)
Net deferred tax assets	$4,101,290	$3,909,887

Deferred Tax Liability:
Intellectual Property	$-	$-
Warrant liability	(4,053,520)	(3,848,762)
Property, plant, and equipment	(47,770)	(61,125
Total net deferred tax liabilities	(4,101,290)	(3,909,887)
Valuation allowance	-	-
Net deferred tax assets (liabilities)	$-	$-

f.

The Company has net deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards, research and development, and share issuance costs. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the year ended July 31, 2025, was $1,792,500.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 11: TAXES ON INCOME (Cont.)

At July 31, 2025, the Company had US federal NOL carryforwards of approximately $40,450,000. The federal net operating losses have expiry periods ranging between 2033 and indefinitely. The Company also has Canadian net operating loss carryovers of approximately $18,770,000 as of July 31, 2025. The Canadian net operating losses have expiry periods ranging between 2035 and 2045.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended July 31, 2025, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of July 31, 2025, and 2024, and has not recognized interest or penalties in the consolidated statements of operations for the years ended July 31, 2025, and 2024.

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

a. The following related party salaries and directors’ fees are included in the consolidated statements of operations and comprehensive loss:

	Year ended July 31,
	2025	2024
Directors (*)	$892,005	$534,861
Officers (**)	2,187,680	2,075,492
	$3,079,685	$2,610,353

(*)	Excludes the CEO who is a director

(**)	Includes the CEO who is also a director

b. The following related party balances are included in the consolidated balance sheets:

	July 31,
	2025	2024
Directors (*)	$34,009	$153,852
Officers (**)	85,000	319,478
	$119,009	$473,330

NOTE 13: FINANCIAL INCOME, NET

	Year ended July 31,
	2025	2024
Interest income	$119,958	$288,018
Unrealized gain on short-term investments	56,473	-
Interest Expense	(36,979)	-
Foreign exchange gain (loss)	(24,941)	(25,452)
Financial income (expenses), net	$114,511	$262,566

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2025 and 2024

(Expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 14: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in the year ended July 31, 2025 and 2024; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

	Year ended July 31,
	2025	2024

Numerator:

Net loss available to shareholders of ordinary shares	(26,311,867)	(4,791,466)

Denominator:

Shares used in computing net loss per ordinary shares, basic and diluted	423,114	109,699

NOTE 15: SUBSEQUENT EVENTS

(i)	On August 1, 2025, the Company granted 65,936 performance base restricted share units to the CEO, CFO, COO and VP Research. The performance milestones relate to the achievement of certain objectives as set out by the board of directors. On the same day, the Company granted 37,700 stock options to certain employees and scientific advisory board members. The stock options have an exercise price of $12.50, vest quarterly over 2 years, and expire 5 years from the grant date.

(ii)	On September 25, 2025, the Company granted 100,000 PSU’s to the chairman, linked to the milestones of the CEO and CMO and on the same day, the Company granted 40,000 RSU’s to the non-executive directors. The RSU’s best in three years from the date of issuance.

(iii)	On August 25, 2025, the Company was awarded a non-dilutive research grant of approximately US$2.05 million from the U.S. National Cancer Institute (NCI) to advance the clinical development of Bria-PROS+™, the Company’s personalized off-the-shelf immunotherapy for prostate cancer. The grant will fund the completion of manufacturing of Bria-PROS+™ clinical supply and support the upcoming Phase 1/2a clinical trial in metastatic prostate cancer.

