Form 10-Q
period 2025-10-31
BriaCell Therapeutics Corp.
filed 2025-12-11
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 11, 2025, 1,883,906 common shares, no par value per share, of the Company were issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31.2025	July 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,714,012	$10,493,808
Short-term investments	7,461,960	7,372,473
Amounts receivable and prepaid expenses	1,172,435	2,060,295
Total current assets	11,348,407	19,926,576

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	554,448	524,278
Intangible assets, net	180,707	184,525
Property and equipment, net	273,980	296,819
Long term prepaid expenses	717,508	717,508
Total non-current assets	1,726,643	1,723,130

Total assets	$13,075,050	$21,649,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,128,915	$3,283,703
Accrued expenses and other payables	1,188,858	694,285
Total current liabilities	3,317,773	3,977,988

NON-CURRENT LIABILITIES:
Warrant liability	406,873	337,672
Total non-current liabilities	$406,873	$337,672

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Share Capital of no par value – Authorized: unlimited at October 31, 2025 and July 31, 2025; Issued and outstanding: 1,883,906 shares at October 31, 2025 and July 31, 2025, respectively	101,739,923	101,739,923
Share-based payment reserved	10,610,826	10,316,140
Warrant reserve	17,719,026	17,719,026
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(627,558)	(546,795)
Accumulated deficit	(119,953,129)	(111,755,564)
Total shareholders’ equity	9,350,404	17,334,046

Total liabilities and shareholders’ equity	$13,075,050	$21,649,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	October 31,
	2025	2024
Operating expenses:
Research and development expenses	$6,683,643	3,665,341
General and administrative expenses	1,639,300	1,487,491
Total operating expenses	8,322,943	5,152,832

Operating loss	(8,322,943)	(5,152,832)
Financial income, net	158,646	11,714
Change in fair value of the warrant liability	(69,201)	(616,643)
Share of loss on equity investment	(44,830)	(71,515)
Net loss for the period	$(8,278,328)	$(5,829,276)
Net loss attributable to non-controlling interest	(80,763)	(27,101)
Net loss for the period attributable to BriaCell	(8,197,565)	(5,802,175)
Net loss per share attributable to BriaCell – basic and diluted	$(4.35)	$(32.67)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	1,883,906	177,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’ equity
	Number	Amount	capital	reserve	loss	deficit	Interest	(deficit)
Balance, July 31, 2024	121,907	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)
Issuance of Options	-	-	266,971	-	-	-	-	266,971
Exercise of prefunded warrants	667	-	-	-	-	-	-	-
Exercise of broker warrants	2,300	442,677	-	(149,426)	-	-	-	293,251
Issuance of units	116,356	9,431,650	-	2,235,351	-	-	-	11,667,001
Net loss for the period	-	-	-	-	-	(5,802,175)	(27,101)	(5,829,276)
Balance, October 31, 2024	241,229	$82,040,741	$9,456,232	$3,930,221	$(138,684)	$(91,245,872)	$(329,623)	$3,713,015

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, July 31, 2025	1,883,906	$101,739,923	$10,316,140	$17,719,026	$(138,684)	$(111,755,564)	$(546,795)	$17,334,046
Issuance of Options	-	-	294,686	-	-	-	-	294,686
Net loss for the period	-	-	-	-	-	(8,197,565)	(80,763)	(8,278,328)
Balance, October 31, 2025	1,883,906	$101,739,923	$10,610,826	$17,719,026	$(138,684)	$(119,953,129)	$(627,558)	$9,350,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended October 31,
	2025	2024
Cash flow from operating activities
Net loss for the period	$(8,278,328)	$(5,829,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,818	3,818
Financial expenses, net	(89,487)	-
Depreciation	22,839	22,839
Share-based compensation	294,686	266,971
Equity losses	44,830	71,515
Change in fair value of warrants	69,201	616,643
Changes in working capital:
Decrease in amounts receivable and prepaid expenses	887,860	364,935
Decrease in accounts payable	(1,154,788)	(2,936,813)
Increase in accrued expenses and other payables	494,573	464,292
Total cash flow from operating activities	(7,704,796)	(6,955,076)

Cash flows from Investing activities
Equity investment in BC Therapeutics	(75,000)	(75,000)
Total cash flow from investing activities	(75,000)	(75,000)

Cash flows from financing activities
Proceeds from exercise of warrants	-	293,251
Proceeds from the issuance of shares, net of issuance costs	-	11,667,001
Total cash flow from financing activities	-	11,960,252

Increase (decrease) in cash and cash equivalents	(7,779,796)	4,930,176
Cash and cash equivalents at beginning of the period	10,493,808	862,089
Cash and cash equivalents at end of the period	$2,714,012	$5,792,265

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended July 31, 2025, filed with the SEC on October 16, 2025. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

d.

Going concern

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of October 31, 2025 was $119,953,129 and negative cash flows from operating activities during the three-month period ended October 31, 2025 was $7,704,796. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2025, the Company raised $50.9 million in gross proceeds from equity financings, however, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

e.	The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). BriaPro was established to complete a plan of arrangement spinout transaction in August 2023, pursuant to which certain pipeline assets of the Company were spun-out to BriaPro, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in a two-third (2/3) owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders (the “Amalgamation” and the “Amalgamation Agreement”) – see also note 7(a). (Sapientia and BTC and BriaPro together, the “Subsidiaries”).

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

Significant estimates include the determination of the fair value of warrant liabilities, which are measured using valuation models that require assumptions such as share price volatility, expected term, and risk-free interest rates. Changes in these inputs could materially impact the valuation of the warrant liability and the amounts recognized in the condensed consolidated financial statements.

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

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 65% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

e. Segment reporting:

The Company manages its business activities on a consolidated basis and operates as one reportable segment. The Company’s operations are focused on the research and development of its immunotherapy product candidates and related supporting activities. The Chief Executive Officer is identified as the Company’s Chief Operating Decision Maker (“CODM”).

The accounting policies of the segment are the same as those used in the condensed consolidated financial statements. The CODM evaluates the Company’s performance and allocates resources using consolidated financial information, including net loss and cash flow forecasts. The Company’s significant expenses, which consist primarily of research and development and general and administrative expenses, are consistent with the captions presented on the consolidated statements of operations and comprehensive loss.

f. Share-based compensation:

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

For performance-based stock units (“PSUs”) that do not contain market conditions, the Company measures the grant-date fair value using the closing price of the common stock on the date of grant. Compensation cost for these awards is recognized over the requisite service period based on the number of awards that are expected to vest. Management evaluates the probability of achieving the applicable performance conditions each reporting period and adjusts the expense recognition accordingly.

As of the date of this report, the Company has issued stock options, RSUs, and PSUs that do not contain market conditions.

g. Recently issued and adopted accounting standards:

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

1.	In January 2025, the FASB issued ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard amends the guidance issued in 2024 to confirm that all public business entities must present the required expense-disaggregation disclosures in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The ASU is effective for years beginning after those dates, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Because the amendment only affects disclosure timing, the Company does not expect this standard to have a material impact on its financial statements and disclosures.

2.	In June 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

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

The Company initially acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. On March 18, 2025, the SPA was amended a second time, such that the Second BC Therapeutics Option is increased to 424,000 shares and expires in June 2026 (a one year extension). During the three-month period ended October 31, 2025, the Company exercised this option in totaling $75,000 and received 60,000 shares.

As of October 31, 2025, the Company holds 744,000 of the 1,144,000 issued and outstanding shares in BC Therapeutics, representing a 65% ownership interest. In addition, 100,000 shares remain available for purchase under the Second BC Therapeutics Option at an exercise price of $1.25 per share; these options expire on June 30, 2026.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2024	$418,490
Funding (including the value of the BC Therapeutics Options)	330,000
Share of losses	(224,212)
Balance – July 31, 2025	524,278
Funding (including the value of the BC Therapeutics Options)	75,000
Share of losses	(44,830)
Balance – October 31, 2025	$554,448

The following amounts represent the Company’s 65% share of the assets of BC Therapeutics (July 31, 2025 – 63.1%):

As of October 31, 2025
Current assets: Cash	$3,527
Net assets	$3,527

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

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

The Company has a month-to-month commitment for office and lab space in Philadelphia, PA, costing approximately $43,000 per month.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of October 31, 2025 and July 31, 2025:

	Fair Value Measurements at
	October 31, 2025			July 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	2,714,012	-	2,714,012	10,493,808	-	10,493,808
Short-term investments	7,461,960	-	7,461,960	7,372,473	-	7,372,473
Total assets measured at fair value	$10,175,972	$-	$10,175,972	$17,866,281	$-	$17,866,281

Financial liabilities:
Warrants liability	233,029	173,844	406,873	151,586	186,086	337,672

Total liabilities measured at fair value	$233,029	$173,844	$406,873	$151,586	$186,086	$337,672

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

We classify our cash and cash equivalents and the liability in respect of publicly traded warrants within Level 1 because we use quoted market prices in active markets. The Company also holds Level 1 short-term investments with coupon rates ranging between 3% and 5.51%, which are measured using quoted prices in active markets.

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

Following the January 2025 Reverse Split, the number of common shares outstanding were 294,694. After giving effect to subsequent share issuances and the August 2025 Reverse Split, the number of common shares outstanding was 1,883,906.

The Reverse Splits also resulted in a proportional adjustment to the number of common shares issuable upon the exercise of the Company’s outstanding warrants, stock options, and other convertible securities, as well as an adjustment to the exercise prices and conversion prices, as applicable.

All share and per share amounts in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect both the January 2025 Reverse Split and the August 2025 Reverse Split for all periods presented.

(ii)	The Company did not issue any shares during the three-month period ended October 31, 2025.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

c. Share Purchase Warrants

(i)	There were no changes in share purchase warrants for the three-month period ended October 31, 2025.

(ii)	As of October 31, 2025, share purchase warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At October 31, 2025	Expiry Date
(*)346	$588.62	346	November 16, 2025
(*)25,978	$796.88	25,978	February 26, 2026 – April 26, 2026
(*)27,820	$928.50	27,820	December 7, 2026
16,019	$316.50	16,019	November 17, 2029
27,753	$127.50	27,753	October 2, 2029
49,333	$140.63	49,333	December 12, 2029
306,665	$52.50	306,665	April 28, 2030
1,200,000	$15.00	1,200,000	July 15, 2030
1,653,914		1,653,914

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

d. Compensation Warrants

(i)	There were no changes in compensation warrants for the three-month period ended October 31, 2025.

(ii)	As of October 31, 2025, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At October 31, 2025	Expiry Date
(*)34	$588.62	34	November 16, 2025
(*)113	$796.88	113	February 26, 2026
(*)164	$928.50	164	June 7, 2026
333	$348.00	333	May 17, 2029
4,108	$129.38	4,108	September 12, 2029
1,709	$182.81	1,709	October 2, 2029
2,466	$140.63	2,466	December 12, 2029
3,812	$50.00	3,812	February 5, 2030
15,333	$56.50	15,333	April 28, 2030
28,072		28,072

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2025	$337,672
Change in fair value during the period	69,201

Balance as of October 31, 2025	$406,873

The key inputs used in the valuation of the non-public warrants as of October 31, 2025 and at July 31, 2025 were as follows:

	October 31, 2025	July 31, 2025

Share price	$11.00	$7.50
Exercise price	$796.88-928.50	$796.88-928.50
Expected life (years)	0.32-1.10	0.57-1.35
Volatility	160-193%	157-209%
Dividend yield	0%	0%
Risk free rate	3.69-3.83%	4.10%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of October 31, 2025 were as follows:

	August 31, 2023 (Effective Date)	October 31, 2025

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	$0.30-1.35
Volatility	100%	89-193%
Dividend yield	0%	0%
Risk free rate	4.40%	2.21-2.29%

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION

a.

On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), performance-based share units (“PSUs”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for three-month period ended October 31, 2025 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2025	13,251	$896.61	1.62	$-
Granted (i)	37,700	12.50	4.75	-
Balance as of October 31, 2025	50,951	242.15	3.87	-

Exercisable as of October 31, 2025	17,964	$663.87	2.26	$-

(i)	On August 1, 2025, the Company granted 37,700 stock options to employees and members of the scientific advisory board at an exercise price of $12.50 per share. All options vest quarterly over two years. The options expire on August 1, 2030. The grant-date fair value of the award was $218,784. The fair value of options granted during the three-month period ended October 31, 2025 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 116%, expected term of 5.0 years, risk-free interest rate of 3.98%, dividend yield of 0%, and a stock price of $7.50 on the grant date.

As of October 31, 2025, there are $1,734,610 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to 2.75 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of October 31, 2025

Exercise price	Options outstanding as of October 31, 2025	Weighted average remaining contractual term (years)	Options exercisable as of October 31, 2025	Weighted average remaining contractual term (years)	Expiry Date
$12.50	37,700	4.75	4,713	4.75	August 01, 2030
$60.00	333	4.20	333	4.20	January 16, 2030
$904.50	2,663	2.64	2,663	2.64	June 20, 2028
$1,074.00	136	2.33	136	2.33	February 27, 2028
$907.97	1,195	1.76	1,195	1.76	August 02, 2027
$706.50	206	1.56	206	1.56	May 20, 2027
$1,126.50	1,000	1.29	1,000	1.29	February 16, 2027
$1,270.50	3,160	1.20	3,160	1.20	January 13, 2027
$1,074.83	81	1.00	81	1.00	November 01, 2026
$636.00	400	0.47	400	0.47	April 19, 2026
$636.00	4,077	0.41	4,077	0.41	March 29, 2026
	50,951		17,964

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of October 31, 2025:

Exercise Price	Options outstanding as of October 31, 2025	Options exercisable as of October 31, 2025	Expiry Date

$0.0933	440,000	440,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 02, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 01, 2026
$0.0888	100,000	100,000	September 01, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,131,400

e.	Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for three-month period ended October 31, 2025:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	40,000	376,000
Balance, October 31, 2025	40,000	$440,000

(i)

On September 24, 2025, the Company granted 40,000 RSUs to directors under the Omnibus Plan. These RSUs vest in full on the earlier of September 23, 2028 or the occurrence of a change of control, resignation, or dismissal without cause. The grant-date fair value of these RSUs was $376,000.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

f. Performance Share Units

The following table summarizes the number of PSU’s granted under the Omnibus Plan for three-month period ended October 31, 2025:

	Number of
	PSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	165,935	1,434,513
Balance, October 31, 2025	165,935	$1,825,285

(i)

On August 1, 2025, the Company granted 165,935 performance-based stock units (“PSUs”) to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Medical Officer (“CMO”), and Chief Scientific Officer (“CSO”) under the Omnibus Plan. These PSUs contain performance conditions tied to the advancement of the Company’s Bria-IMT Phase 3 program, the Bria-OTS program, and certain corporate and governance objectives. The grant-date fair value of the PSUs awarded to these officers totaled $353,228. The PSUs awarded to the CMO and CSO include milestones related to the Bria-OTS program, with grant-date fair values of $70,643 each. The CFO’s PSUs relate to corporate and financial reporting objectives, with a grant-date fair value of $70,643.

On September 24, 2025, the Company granted 100,000 PSUs to a director under the Omnibus Plan. These PSUs contain performance conditions related to the Company’s corporate, strategic, and governance objectives. The grant-date fair value of this award was $940,000, determined using the closing price of the Company’s common stock on the grant date.

The fair value of all PSU awards was determined using the closing price of the Company’s common stock on the respective grant dates. In accordance with ASC 718, management evaluates the probability of achieving each performance condition at each reporting date. As of October 31, 2025, management has determined that achievement of the applicable performance conditions is probable. Compensation cost is recognized over the requisite service period on a graded vesting (tranche-by-tranche) basis.

As of October 31, 2025, no PSUs were vested or issuable, as all awards remained subject to their performance conditions. See Note 9 for PSUs that vested subsequent to the balance sheet date.

g.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three-month period ended October 31, 2025, and 2024 is comprised as follows:

	Three months ended October 31,
	2025	2024

Research and development expenses	$83,431	32,718
General and administrative expenses	211,255	234,253
Total share-based compensation	$294,686	266,971

NOTE 8: FINANCIAL INCOME (EXPENSES), NET

	Three months ended October 31,
	2025	2024
Interest income	$48,482	$13,050
Unrealized gain on short-term investments	89,487	-
Foreign exchange loss	20,677	(1,336)
Financial income, net	$158,646	$11,714

NOTE 9: SUBSEQUENT EVENTS

Subsequent to the balance sheet date, 1,177 PSU’s relating to the Company’s CFO vested.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2025 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2025 in comparison to the first quarter of fiscal 2024.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Recent Developments

During the period from August 1, 2025 through to the date of this report, we announced a number of corporate, financing and R&D developments. On August 21, 2025, our board approved a consolidation of the Company’s issued and outstanding common shares on the basis of one post-consolidation common share for every ten pre-consolidation common shares, primarily to help ensure continued compliance with Nasdaq Capital Market listing requirements. The consolidation became effective on August 25, 2025, with the post-consolidation common shares commencing trading on the Toronto Stock Exchange and Nasdaq on that date.

We also strengthened our non-dilutive funding and external collaborations. On August 13, 2025, we announced acceptance into Memorial Sloan Kettering Cancer Center’s (MSK’s) 2025 Therapeutics Accelerator Cohort program for the Bria-OTS+™ platform, which includes the Bria-BRES+™ product candidate for breast cancer.

On August 25, 2025, we reported that we had been awarded a US$2.0 million Small Business Innovation Research (SBIR) grant from the U.S. National Cancer Institute (NCI) to advance Bria-PROS+™ in prostate cancer, providing non-dilutive funding to support manufacturing and planned clinical evaluation activities for this program

On October 21, 2025, we further announced a collaboration with MSK’s Therapeutics Accelerator program focused on the Bria-OTS+ platform. The collaboration includes support for manufacturing, IND development and clinical protocol work for a planned Phase 1 study of Bria-BRES+ in breast cancer, and is intended to help accelerate clinical development of Bria-OTS+ across multiple cancer indications.

We continued to advance our pivotal Phase 3 clinical study of Bria-IMT™ plus an immune checkpoint inhibitor (CPI) in metastatic breast cancer (MBC). On October 13, 2025, we announced plans to present positive biomarker data from this ongoing trial at the ESMO 2025 Congress, highlighting that biomarkers identified in our prior Phase 2 study showed similar trends in the Phase 3 setting, and that a delayed-type hypersensitivity response appeared to be associated with longer progression-free survival in a blinded analysis of Phase 3 patients, with no new safety or tolerability issues identified.globenewswire.com On October 21, 2025, we reported that 79 clinical sites across 23 U.S. states were enrolling patients in the Phase 3 study, including new participation by Dartmouth Cancer Center, Cedars-Sinai Medical Center and Winship Cancer Institute of Emory University, and indicated that top-line data could be available as early as the first half of 2026, subject to event accrual.globenewswire.com On October 22, 2025, we disclosed that the independent Data Safety Monitoring Board (DSMB) had issued a fourth consecutive positive recommendation following review of safety data from the Phase 3 trial, identifying no safety concerns and recommending that the study continue without modification; the trial is being conducted under U.S. FDA Fast Track designation.

We also expanded our clinical data-generation activities for Bria-IMT at major oncology conferences. In November and December 2025, we announced a series of forthcoming presentations at the 2025 San Antonio Breast Cancer Symposium (SABCS®). On November 18 and November 25, 2025, we reported that three BriaCell posters had been accepted, which together will present updated overall survival data from the Phase 2 study of Bria-IMT plus CPI in MBC and positive biomarker findings from the pivotal Phase 3 study.app.researchpool.com+1 On December 2, 2025, we confirmed that these SABCS presentations, scheduled for December 10, 2025, will highlight survival and clinical benefit data from the Phase 2 program as well as key Phase 3 biomarker data, and reiterated that an interim overall survival analysis in the pivotal Phase 3 trial is expected in the first half of 2026.

In parallel, we continued to develop our next-generation Bria-OTS+™ off-the-shelf cell-based immunotherapy platform. On October 3, 2025, we announced plans to present preclinical data on Bria-OTS+ at the Society for Immunotherapy of Cancer (SITC) 2025 Annual Meeting, followed on November 4, 2025 by a release describing a SITC poster to showcase anti-tumor activity of Bria-OTS+ in breast and prostate cancer models, and the ongoing GMP manufacturing of lead candidates Bria-BRES+ and Bria-PROS+ in preparation for clinical trials.globenewswire.com+2BriaCell+2 On November 7, 2025, we reported preclinical results presented at SITC 2025 indicating that Bria-OTS+ induced rapid and durable anti-cancer activity in preclinical models by engaging both innate and adaptive immune responses, and that both Bria-BRES+ and Bria-PROS+ increased tumor cell cytotoxicity in these models.

Finally, we continued to broaden our pipeline beyond cell-based immunotherapies. On November 20, 2025, we announced a collaboration between our subsidiary BriaPro Therapeutics Corp. and Receptor.AI to apply Receptor.AI’s artificial intelligence platform to design highly selective anti-cancer kinase inhibitor candidates. The collaboration is intended to expand BriaPro’s small-molecule oncology pipeline and complements our existing cell-based programs, with the goal of accelerating development of next-generation cancer therapeutics with improved efficacy and safety profiles.

Results of Operations for the Three Months Ended October 31, 2025, and 2024

	Three months ended
	October 31,
	2025	2024
Operating expenses:
Research and development expenses	$6,683,643	3,665,341
General and administrative expenses	1,639,300	1,487,491
Total operating expenses	8,322,943	5,152,832

Operating loss	(8,322,943)	(5,152,832)
Financial income, net	158,646	11,714
Change in fair value of the warrant liability	(69,201)	(616,643)
Share of loss on equity investment	(44,830)	(71,515)
Net loss for the period	$(8,278,328)	$(5,829,276)
Net loss attributable to non-controlling interest	(80,763)	(27,101)
Net loss for the period attributable to BriaCell	(8,197,565)	(5,802,175)
Net loss per share attributable to BriaCell – basic and diluted	$(4.35)	$(32.67)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	1,883,906	177,606

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended October 31,
	2025	2024

Clinical trial sites and investigational drug costs	$4,863,199	$2,439,667
Wages and salaries	1,303,702	949,089
Laboratory Rent	124,610	114,330
Supplies	276,657	99,430
Depreciation	22,839	22,839
Professional fees	9,205	7,268
Share-based compensation	83,431	32,718
	$6,683,643	$3,665,341

For the three-month period ended October 31, 2025, total research and development expenses were $6,683,643, compared to $3,665,341 for the three-month period ended October 31, 2024. The increase was primarily driven by higher clinical trial sites and investigational drug costs, which rose from $2,439,667 in 2024 to $4,863,199 in 2025. The increase reflects the progression of the pivotal Phase 3 trial, including higher patient-related costs, expanded site activity, and increased investigational product usage. Wages and salaries increased from $949,089 in 2024 to $1,303,702 in 2025, reflecting higher headcount and additional personnel required to support clinical operations and ongoing development programs. Laboratory rent increased to $124,610 in 2025, compared to $114,330 in 2024, due to expanded utilization of laboratory space and related facility charges. Supplies increased from $99,430 in 2024 to $276,657 in 2025, reflecting increased consumable usage driven by greater clinical and laboratory activity during the current period. Depreciation expense was consistent year over year at $22,839 for both periods. Professional fees increased from $7,268 in 2024 to $9,205 in 2025, primarily due to higher consulting, regulatory, and scientific support related to advancing clinical development. Share-based compensation increased from $32,718 in 2024 to $83,431 in 2025, reflecting a higher level of equity-based awards outstanding during the period.

Our clinical trial expenses are broken down as follows:

	Three months ended October 31,
	2025	2024
Bria-IMT™ Pivotal Phase 3 study	$3,792,951	$2,446,461
Bria-IMT™ Phase 1/2a	163,204	184,042
Bria-OTS™ Phase 1/2a	988,038	77,588
	$4,944,193	$2,708,091

Clinical trial expenses for the three months ended October 31, 2025, were $4,944,193, compared to $2,708,091 during the same period in 2024. The increase reflects higher spending across both the Bria-IMT™ pivotal Phase 3 program and the Bria-OTS™ Phase 1/2a program. Phase 3 costs increased as the study advanced, enrolled more patients, and required greater clinical support, while Bria-OTS™ expenses rose substantially as the program moved into the clinic. Together, these programs account for the majority of the year-over-year increase in clinical trial expenses.

For the three-month period ended October 31, 2025, Bria-IMT™ Pivotal Phase 3 Study costs were $3,792,951, compared to $2,446,461 in 2024. The increase reflects the study moving into a more cost-intensive stage, with higher charges related to CRO services, enrolling and treating more patients, central lab work, and clinical supply management. Several scheduled billing milestones also fell within the current quarter, contributing to the higher spend as the Phase 3 program progresses.

For the three-month period ended October 31, 2025, Bria-IMT™ Phase 1/2a expenses were $163,204, compared to $184,042 in 2024. The decrease reflects the continued wind-down of the program following its completion in fiscal 2024, with current-period activity limited to residual close-out and data-related tasks. Costs remain modest and are expected to taper further as final wrap-up items are completed.

For the three-month period ended October 31, 2025, Bria-OTS™ Phase 1/2a expenses were $988,038, compared to $77,588 in 2024. The substantial increase reflects the rapid advancement of the OTS program as we move into the clinic. Current-period costs include expanded preclinical development activities, enrolling and treating more patients, GMP manufacturing of Bria-BRES+ and Bria-PROS+, and increased regulatory, analytical, and operational work needed to support the next-generation Bria-OTS+ platform. The investment aligns with the program’s progression toward first-in-human evaluation and the broader expansion of OTS across multiple solid tumor indications.

General and Administrative Expenses

For the three-month period ended October 31, 2025, general and administrative expenses were $1,639,300, compared to $1,487,491 for the same period in 2024. The increase was driven primarily by higher shareholder communications costs and increased wages and salaries, partly offset by lower professional fees, consulting, insurance, and travel expenses.

Financial income (expenses), net

For the three-month period ended October 31, 2025, the Company recorded net financial income of $158,646, compared to $11,714 in the same period of 2024. The increase is mainly attributable to higher interest income and an unrealized gain on short-term investments during the current period. For the three-month period ended October 31, 2025, financial income was comprised of $48,482 of interest income, an $89,487 unrealized gain on short-term investments, and a $20,677 foreign exchange gain. For the three-month period ended October 31, 2024, financial income consisted of $13,050 of interest income and a $1,336 foreign exchange loss. The year-over-year increase reflects higher cash and cash equivalents available for investment, resulting in increased interest income, as well as unrealized gains recognized on the Company’s short-term investment portfolio during the current quarter.

Profit (loss) for the period

For the three-month period ended October 31, 2025, the Company reported a net loss of $8,278,328, compared to $5,829,276 for the same period in 2024. The higher loss primarily reflects increased research and development spending as the Company continued to advance its pivotal Phase 3 trial, including higher clinical-site activity, investigational product costs, and supporting operational infrastructure. These increased development expenses were partially offset by improved financial income during the period.

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

As of October 31, 2025, and a positive working capital balance of $8,030,634 (July 31, 2025 positive balance of $15,948,588).

As of October 31, 2025, the Company has total assets of $13,075,050 (July 31, 2025 - $ 21,649,706), a positive working capital of $8,030,634 (July 31, 2025 – positive balance of $15,948,588) and an accumulated deficit of $119,953,129 (July 31, 2025 - negative balance of $ 111,755,564).

As of October 31, 2025, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the period ended October 31, 2025, the Company’s overall position of cash and cash equivalents decreased by $7,779,796 from the period ended July 31, 2025 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended October 31, 2025, was $7,704,796 as compared to $6,955,076 for the period ended October 31, 2024.

Cash gained in financing activities for the period ended October 31, 2025, was nil as compared to 11,960,252 for the period ended October 31, 2024.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended October 31, 2025.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of October 31, 2025, the Company has total assets of $13,075,050 (July 31, 2025 - $21,649,706) and a positive working capital balance of $8,030,634 (July 31, 2025 – positive working capital balance of $15,948,588).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of October 31, 2025, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of October 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended October 31, 2025.

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

BRIACELL THERAPEUTICS CORP.

December 11, 2025	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

December 11, 2025	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

