Form 10-Q
period 2026-01-31
BriaCell Therapeutics Corp.
filed 2026-03-10
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, no par value	BCTX	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXW	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXZ	The Nasdaq Stock Market LLC

Warrants to purchase common shares, no par value	BCTXL	The Nasdaq Stock Market LLC

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

As of March 10, 2026, 7,250,487 common shares, no par value per share, of the Company were issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	July 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,903,628	$10,493,808
Short-term investments	-	7,372,473
Amounts receivable and prepaid expenses	2,275,256	2,060,295
Total current assets	32,178,884	19,926,576

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	582,455	524,278
Intangible assets, net	176,889	184,525
Property and equipment, net	251,141	296,819
Long term prepaid expenses	405,085	717,508
Total non-current assets	1,415,570	1,723,130

Total assets	$33,594,454	$21,649,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,879,647	$3,283,703
Accrued expenses and other payables	1,305,903	694,285
Total current liabilities	3,185,550	3,977,988

NON-CURRENT LIABILITIES:
Warrant liability	195,096	337,672
Total non-current liabilities	$195,096	$337,672

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Share Capital of no par value – Authorized: unlimited at January 31, 2026 and July 31, 2025; Issued and outstanding: 7,250,487 shares at January 31, 2026 and 1,883,906 July 31, 2025, respectively	117,117,225	101,739,923
Share-based payment reserved	10,896,682	10,316,140
Warrant reserve	30,216,165	17,719,026
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(702,631)	(546,795)
Accumulated deficit	(127,174,949)	(111,755,564)
Total shareholders’ equity	30,213,808	17,334,046

Total liabilities and shareholders’ equity	$33,594,454	$21,649,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses, net (note 9)	$6,053,689	$5,684,777	$12,737,332	$9,350,118
General and administrative expenses	1,477,577	1,484,666	3,116,877	2,972,157
Total operating expenses	7,531,266	7,169,443	15,854,209	12,322,275

Operating loss	(7,531,266)	(7,169,443)	(15,854,209)	(12,322,275)
Financial expenses, net	84,589	67,358	243,235	79,072
Change in fair value of the warrant liability	211,777	806,841	142,576	190,198
Share of loss on equity investment	(61,993)	(42,584)	(106,823)	(114,099)
Net loss for the period	$(7,296,893)	$(6,337,828)	$(15,575,221)	(12,167,104)
Net loss attributable to non-controlling interest	(75,073)	(46,408)	(155,836)	(73,509)
Net loss and Comprehensive loss for the period attributable to BriaCell	(7,221,820)	(6,291,420)	(15,419,385)	(12,093,595)
Net loss per share attributable to BriaCell – basic and diluted	$(2.58)	$(23.31)	$(6.58)	$(54.35)
Weighted average number of shares used in computing net basic earnings per share of common stock	2,802,337	269,957	2,343,122	222,498
Weighted average number of shares used in computing net diluted earnings per share of common stock	2,802,337	269,957	2,343,122	222,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, October 31, 2025	1,883,906	$101,739,923	$10,610,826	$17,719,026	$(138,684)	$(119,953,129)	$(627,558)	$9,350,404
Issuance of Options, RSU and PSU	-	-	285,856	-	-	-	-	285,856
Exercise of warrants	1,039,051	-	-	-	-	-	-	-
Issuance of units, net	4,327,530	15,377,302	-	12,497,139	-	-	-	27,874,441
Net loss for the period	-	-	-	-	-	(7,221,820)	(75,073)	(7,296,893)
Balance, January 31, 2026	7,250,487	$117,117,225	$10,896,682	$30,216,165	$(138,684)	$(127,174,949)	$(702,631)	$30,213,808

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, July 31, 2025	1,883,906	$101,739,923	$10,316,140	$17,719,026	$(138,684)	$(111,755,564)	$(546,795)	$17,334,046
Issuance of Options, RSU and PSU	-	-	580,542	-	-	-	-	580,542
Exercise of prefunded warrants	1,039,051	-	-	-	-	-	-	-
Issuance of units, net	4,327,530	15,377,302	-	12,497,139	-	-	-	27,874,441
Net loss for the period	-	-	-	-	-	(15,419,385)	(155,836)	(15,575,221)
Balance, January 31, 2026	7,250,487	$117,117,225	$10,896,682	$30,216,165	$(138,684)	$(127,174,949)	$(702,631)	$30,213,808

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, October 31, 2024	241,229	$82,040,741	$9,456,232	$3,930,221	$(138,684)	$(91,245,872)	$(329,623)	$3,713,015
Issuance of Options	-	-	635,093	-	-	-	-	635,093
Exercise of prefunded warrants	4,137	796,690	-	(268,925)	-	-	-	527,765
Issuance of units	49,333	2,613,688	-	2,075,158	-	-	-	4,688,846
Net loss for the period	-	-	-	-	-	(6,291,420)	(46,408)	(6,337,828)
Balance, January 31, 2025	294,699	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, July 31, 2024	121,907	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)
Issuance of Options	-	-	902,064	-	-	-	-	902,064
Exercise of prefunded warrants	666	-	-	-	-	-	-	-
Exercise of broker warrants	6,437	1,239,367	-	(418,352)				821,015
Issuance of units	165,689	12,045,338	-	4,310,510	-	-	-	16,355,848
Net loss for the period	-	-	-	-	-	(12,093,595)	(73,509)	(12,167,104)
Balance, January 31, 2025	294,699	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended January 31,
	2026	2025
Cash flow from operating activities
Net loss for the period	$(15,575,221)	$(12,167,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,636	7,636
Depreciation	45,678	45,678
Share-based compensation	580,542	552,064
Share of loss on equity investment	106,823	114,099
Change in fair value of warrants	(142,576)	(190,198)
Changes in working capital:
Decrease in amounts receivable and prepaid expenses	97,462	642,846
Decrease in accounts payable	(1,404,056)	(2,167,542)
Increase in accrued expenses and other payables	611,618	287,223
Total cash flow from operating activities	(15,672,094)	(12,875,298)

Cash flows from Investing activities
Proceeds from short term investments	7,372,473	-
Equity investment in BC Therapeutics	(165,000)	(150,000)
Total cash flow from investing activities	7,207,473	(150,000)

Cash flows from financing activities
Proceeds from exercise of warrants	-	821,015
Proceeds from the issuance of shares, net of issuance costs	27,874,441	16,355,848
Total cash flow from financing activities	27,874,441	17,176,863

Increase in cash and cash equivalents	19,409,820	4,151,565
Cash and cash equivalents at beginning of the period	10,493,808	862,089
Cash and cash equivalents at end of the period	$29,903,628	$5,013,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX”, “BCTXW” “BCTXZ”, and “BCTXL”.

b.

BriaCell is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal[1] Phase 3 study in metastatic breast cancer. Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer. BriaCell Phase 1/2 Study of Bria-OTS™, BriaCell’s personalized off-the-shelf immunotherapy, also known as Bria-BRES™, in metastatic breast cancer is ongoing BriaCell is currently developing Bria-OTS™ and its advanced form, Bria-OTS+™, as a platform technology for personalized off-the-shelf immunotherapies for numerous types of cancer. The Company announced BriaCell had received positive feedback from its Pre-Investigational New Drug Application (Pre-IND) meeting with FDA for Bria-PROS+™ for prostate cancer.

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

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of January 31, 2026 was $127,174,949 and negative cash flows from operating activities during the six-month period ended January 31, 2026 was $15,672,094. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2025, the Company raised $50.9 million in gross proceeds from equity financings and, in January 2026, completed a public offering generating approximately $30.0 million in gross proceeds. However, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

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

b. Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of January 31, 2026, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

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

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 67.8% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

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

The Company initially acquired a significant interest in BC Therapeutics on February 1, 2024, by exercising the First BC Therapeutics Option, increasing its ownership to 51.2%. On August 7, 2024, following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA to introduce new options, allowing the exercise in tranches of at least 20,000 shares at $1.25 per share. On March 18, 2025, the SPA was amended a second time, such that the Second BC Therapeutics Option is increased to 424,000 shares and expires in June 2026 (a one year extension). During the six-month period ended January 31, 2026, the Company exercised this option in totaling $165,000 and received 132,000 shares.

As of January 31, 2026, the Company holds 816,000 of the 1,204,000 issued and outstanding shares in BC Therapeutics, representing a 67.8% ownership interest. In addition, 28,000 shares remain available for purchase under the Second BC Therapeutics Option at an exercise price of $1.25 per share; these options expire on June 30, 2026.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: INVESTMENT IN BC THERAPEUTICS INC. (Cont.)

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2024	$418,490
Funding (including the value of the BC Therapeutics Options)	330,000
Share of losses	(224,212)
Balance – July 31, 2025	524,278
Funding (including the value of the BC Therapeutics Options)	165,000
Share of losses	(106,823)
Balance – January 31, 2026	$582,455

The following amounts represent the Company’s 67.8% share of the assets of BC Therapeutics (July 31, 2025 – 63.1%):

As of January 31, 2026
Current assets: Cash	$1,400
Net assets	$1,400

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of certain BriaCell warrants that were outstanding at the time of the Amalgamation Agreement with BriaPro (“Briacell Legacy Warrants”), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula. As of January 31, 2026, this amount totaled of up to $241,164 and is eliminated on consolidation.

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

Upon the exercise of 150 BriaCell Legacy Warrants (post Reverse Splits), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 150 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a Reverse Split basis, as of January 31, 2026, 54,075 Briacell Legacy Warrants are exercisable into 54,075 Briacell Shares and 8,111,714 BriaPro Shares.

b.	Lease

The Company has a month-to-month commitment for office and lab space in Philadelphia, PA, costing approximately $43,500 per month.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of January 31, 2026 and July 31, 2025:

	Fair Value Measurements at
	January 31, 2026			July 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	29,903,628	-	29,903,628	10,493,808	-	10,493,808
Short-term investments	-	-	-	7,372,473	-	7,372,473
Total assets measured at fair value	$29,903,628	$-	$29,903,628	$17,866,281	$-	$17,866,281

Financial liabilities:
Warrants liability	38,578	156,518	195,096	151,586	186,086	337,672

Total liabilities measured at fair value	$38,578	$156,518	$195,096	$151,586	$186,086	$337,672

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: FAIR VALUE MEASUREMENTS (Cont.)

We classify our cash and cash equivalents and the liability in respect of publicly traded warrants within Level 1 because we use quoted market prices in active markets.

As of January 31, 2026, the Company did not hold any short-term investments. As of July 31, 2025, the Company held Level 1 short-term investments measured using quoted prices in active markets, with coupon rates ranging from 3% to 5.51%.

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

(ii)

The Company issued the following shares during the six-month period ended January 31, 2026:

1. On January 15, 2026, the Company closed a public offering for the purchase and sale of 5,366,726 units of the Company for aggregate gross proceeds of approximately $30.0 million before deducting placement agent fees and other offering expenses (the “January 2026 Offering”). Each unit consisted of one common share (or one pre-funded warrant (“Pre-Funded Warrants”) in lieu thereof) and one warrant to purchase one common share of the Company at a combined purchase price of $5.59 per unit. The warrants have an exercise price of $6.93 per share, are immediately exercisable, and expire five years from the date of issuance (“January 2026 Warrants”). The common shares (or Pre-Funded Warrants) and January 2026 Warrants were purchased together in the offering but were issued separately. Total issuance costs associated with the offering were approximately $2,125,100, excluding the fair value of placement agent warrants.

In connection with the January 2026 Offering, the Company issued 161,001 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $8.39 per share and expire five years from the date of issuance.

The fair value of the 5,366,726 January 2026 Warrants was determined to be $13,103,125 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price – $3.15; exercise price – $6.93; expected life – 5 years; annualized volatility – 123%; dividend yield – 0%; risk-free rate – 3.762%.

The fair value of the 161,001 placement agent warrants was determined to be $572,334 using the Black-Scholes option pricing model, with the following assumptions: share price – $4.49; exercise price – $8.39; expected life – 5 years; annualized volatility – 123%; dividend yield – 0%; risk-free rate – 3.762%.

The amounts were credited to the warrant reserve at the date of the January 2026 Offering.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the six-month period ending January 31, 2026 is presented below:

	Number of options outstanding	Weighted average exercise price
Balance, July 31, 2025	1,653,914	$58.27
Expired	(346)	(579.97)
Granted in the January 2026 Offering	5,366,726	6.93
Balance, January 31, 2026	7,020,294	19.00

(ii)	As of January 31, 2026, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2026	Expiry Date
(*)25,978	$796.88	25,978	February 26, 2026 – April 26, 2026
(*)27,820	$928.50	27,820	December 7, 2026
16,019	$316.50	16,019	November 17, 2029
27,753	$127.50	27,753	October 2, 2029
49,333	$140.63	49,333	December 12, 2029
306,665	$52.50	306,665	April 28, 2030
1,200,000	$15.00	1,200,000	July 15, 2030
5,366,726	$6.93	5,366,726	January 15, 2031
7,020,294		7,020,294

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

d. Compensation Warrants

(i)	A summary of changes in compensation warrants for the six-month period ended January 31, 2026 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2025	28,072	93.54
Expired	(34)	(579.97)
Granted in the January 2026 Offering	161,001	8.39
Balance, January 31, 2026	189,039	$20.93

(ii)	As of January 31, 2026, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At January 31, 2026	Expiry Date
(*)113	$796.88	113	February 26, 2026
(*)164	$928.50	164	June 7, 2026
333	$348.00	333	May 17, 2029
4,108	$129.38	4,108	September 12, 2029
1,709	$182.81	1,709	October 2, 2029
2,466	$140.63	2,466	December 12, 2029
3,812	$50.00	3,812	February 5, 2030
15,333	$56.50	15,333	April 28, 2030
161,001	$8.39	161,001	January 15, 2031
189,039		189,039

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2025	$337,672
Change in fair value during the period	(142,576)

Balance as of January 31, 2026	$195,096

The key inputs used in the valuation of the non-public warrants as of January 31, 2026 and at July 31, 2025 were as follows:

	January 31, 2026	July 31, 2025

Share price	$4.30	$7.50
Exercise price	$796.88-928.50	$796.88-928.50
Expected life (years)	0.07-0.85	0.57-1.35
Volatility	177-355%	157-209%
Dividend yield	0%	0%
Risk free rate	3.48-3.64%	4.10%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of January 31, 2026 were as follows:

	August 31, 2023 (Effective Date)	January 31, 2026

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0206-0.0308
Expected life (years)	2.21-3.27	$0.07-0.85
Volatility	100%	177-355%
Dividend yield	0%	0%
Risk free rate	4.40%	2.14-2.33%

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

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for three-month period ended January 31, 2026 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2025	13,251	$896.61	1.62	$-
Granted (i)	37,700	12.50	4.75	-
Balance as of January 31, 2026	50,951	242.91	3.62	-

Exercisable as of January 31, 2026	22,676	$530.22	2.53	$-

(i)	On August 1, 2025, the Company granted 37,700 stock options to employees and members of the scientific advisory board at an exercise price of $12.50 per share. All options vest quarterly over two years. The options expire on August 1, 2030. The grant-date fair value of the award was $218,784. The fair value of options granted during the six-month period ended January 31, 2026 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 116%, expected term of 5.0 years, risk-free interest rate of 3.98%, dividend yield of 0%, and a stock price of $7.50 on the grant date.

As of January 31, 2026, there were $1,448,754 of total unrecognized share-based compensation costs related to stock options, restricted share units (RSUs), and performance share units (PSUs) that are expected to be recognized over a period of up to 2.50 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of January 31, 2026

Exercise price	Options outstanding as of January 31, 2026	Weighted average remaining contractual term (years)	Options exercisable as of January 31, 2026	Weighted average remaining contractual term (years)	Expiry Date
$12.50	37,700	4.50	9,425	4.50	August 1, 2030
$60.00	333	3.95	333	3.95	January 16, 2030
$904.50	2,663	2.39	2,663	2.39	June 20, 2028
$1,074.00	136	2.08	136	2.08	February 27, 2028
$907.97	1,195	1.51	1,195	1.51	August 2, 2027
$706.50	206	1.31	206	1.31	May 20, 2027
$1,126.50	1,000	1.04	1,000	1.04	February 16, 2027
$1,270.50	3,160	0.95	3,160	0.95	January 13, 2027
$1,074.83	81	0.75	81	0.75	November 1, 2026
$636.00	400	0.22	400	0.22	April 19, 2026
$636.00	4,077	0.16	4,077	0.16	March 29, 2026
	50,951		22,676

d.	As result of the Arrangement, 2,131,400 BriaPro Options were issued and are outstanding as of January 31, 2026:

Exercise Price	Options outstanding as of January 31, 2026	Options exercisable as of January 31, 2026	Expiry Date

$0.0933	440,000	440,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 2, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	524,700	524,700	January 13, 2027
$0.1165	12,600	12,600	November 1, 2026
$0.0888	100,000	100,000	September 1, 2026
$0.0656	60,000	60,000	April 19, 2026
$0.0656	612,000	612,000	March 29, 2026
	2,131,400	2,131,400

e.	Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for three-month period ended January 31, 2026:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	40,000	376,000
Balance, January 31, 2026	40,000	$172,000

(i)	On September 24, 2025, the Company granted 40,000 RSUs to directors under the Omnibus Plan. These RSUs vest in full on the earlier of September 23, 2028 or the occurrence of a change of control, resignation, or dismissal without cause. The grant-date fair value of these RSUs was $376,000.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

f. Performance Share Units

The following table summarizes the number of PSU’s granted under the Omnibus Plan for three-month period ended January 31, 2026:

	Number of
	PSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	165,935	1,434,513
Balance, January 31, 2026	165,935	$713,521

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

The fair value of all PSU awards was determined using the closing price of the Company’s common stock on the respective grant dates. In accordance with ASC 718, management evaluates the probability of achieving each performance condition at each reporting date. As of January 31, 2026, management has determined that achievement of the applicable performance conditions remains probable. Compensation cost is recognized over the requisite service period on a graded vesting (tranche-by-tranche) basis.

During the six-month period ended January 31, 2026, the Company achieved the performance condition related to the CFO’s PSU’s. As a result, 1,177 PSUs granted to the CFO vested and became issuable during the period.

g.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six-month period ended January 31, 2026 and 2025 is comprised as follows:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research, development, and clinical trial expenses	$79,016	50,839	$162,447	83,557
General and administrative expenses	206,840	234,254	418,095	468,507
Total share-based compensation	$285,856	285,093	$580,542	552,064

NOTE 8: FINANCIAL INCOME, NET

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$105,638	46,832	$243,607	59,882
Foreign exchange gain (loss)	(21,049)	20,526	(372)	19,190
Financial income, net	$84,589	$67,358	$243,235	$79,072

NOTE 9: RESEARCH, DEVELOPMENT, AND CLINICAL TRIAL EXPENSES, NET

(i)

On August 25, 2025, the Company announced that it had been awarded a $2.0 million Small Business Innovation Research (SBIR) grant from the National Cancer Institute (“NCI”) to support the advancement of Bria-PROS+™ for the treatment of prostate cancer. The grant provides non-dilutive funding intended to support manufacturing activities and planned clinical evaluation of the program.

The grant reimburses certain qualifying research and development expenditures incurred by the Company in connection with the program. In accordance with the Company’s accounting policy for government assistance, amounts received under the grant are recognized as a reduction of research and development expenses in the period in which the related costs are incurred.

During the three and six months ended January 31, 2026, the Company received $733,815 and $826,158, respectively, under the SBIR grant and recorded this amount as a reduction of research and development expenses in the condensed consolidated statements of operations.

As of January 31, 2026, the Company may receive up to an additional $1.2 million under the grant, subject to the achievement of certain research objectives and compliance with the grant terms.

NOTE 10: SUBSEQUENT EVENTS

(i)	On February 1, 2026, the Company granted an aggregate of 291,000 stock options to directors, executive officers, employees and scientific advisory board members under the Omnibus Plan. The stock options have an exercise price of US$5.59, vest in equal quarterly installments beginning May 1, 2026, and expire on February 1, 2031.

(ii)

On February 18, 2026, the Company and BriaPro, announced that they have entered into a definitive purchase agreement (the “Purchase Agreement”) pursuant to which BriaPro has agreed to purchase BriaCell’s exclusive license to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer and other associated assets (the “Transaction”).

Under the terms of the Purchase Agreement, BriaPro gains the worldwide rights to develop and commercialize sCD80 as a therapeutic agent for the treatment of cancer, while UMBC holds all rights, title and interest in the inventions and the patent, except for certain rights retained by the United States Government. BriaPro will pay 2% royalties to UMBC upon the commercialization of the product plus other development costs.

As part of the Transaction, BriaCell will make available to BriaPro up to $3 million to fund research and development efforts (the “Credit Facility”). Each drawdown under the Credit Facility will be subject to BriaCell’s approval regarding the use of funds.

As consideration for the transfer of the exclusive license and the Credit Facility, BriaPro will issue to BriaCell 23,972,589 Common Shares at an aggregate value of approximately C$1.18M, increasing BriaCell’s interest in BriaPro to approximately 78% post-transaction. The Transaction is expected to close by the end of March 2026, subject to certain conditions including (i) approval of the disinterested shareholders of BriaPro, and (ii) receipt of a third-party valuation confirming that the Transaction is occurring at fair market value.

In accordance with Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”), the resolution approving the Purchase Agreement must be approved by a simple majority of votes cast by shareholders, present in person or represented by proxy and entitled to vote at the Meeting, excluding the votes cast by any “interested party” (as defined in MI 61-101). As a 10% shareholder with an interest in the Transaction, BriaCell's shareholdings in BriaPro will be excluded from voting.

On March 5, 2026, the disinterested shareholders of BriaPro approved the Transaction.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2025 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first half and second quarter of fiscal 2026 in comparison to the first half and second quarter of fiscal 2025.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

Throughout this time period, there were several important updated on the ongoing pivotal Phase 3 study of Bria-IMT™ in patients with advanced metastatic breast cancer, including accelerating enrollment, adding additional clinical sites, and several positive Data Safety Monitoring Board meetings. Some of these are detailed below.

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

Bria-IMT™

On November 25, 2025, BriaCell highlighted positive Phase 2 & Phase 3 clinical data at SABCS® 2025 with poster presentations at the San Antonio Breast Cancer Symposium (December 10, 2025) will highlight positive Phase 2 safety and efficacy signals and positive biomarker findings in both the Phase 2 and the pivotal Phase 3 studies.On December 9, 2025, BriaCell announced that patient enrollment is on track for 1H2026 topline data readout with over 230 patients screened and over 160 patients enrolled in BriaCell’s pivotal Phase 3 study in metastatic breast cancer (MBC).

Presentation Title: Survival Results of Phase II Bria-IMT Allogenic Whole Cell-Based Cancer Vaccine

Maturing positive Phase 2 data continue to support the potentially meaningful clinical benefit of the Bria-IMT regimen and the ongoing pivotal Phase 3 study is further evaluating this immunotherapy and the role of biomarkers in predicting patient response.

Presentation Title: Th1-biased cytokine signatures as biomarkers of clinical benefit following SV-BR-1-GM cancer vaccination in breast cancer. BriaCell’s data suggests that Th1 biased cytokines and chemokines may serve as potential predictive biomarkers of clinical responses to the Bria-IMT regimen in metastatic breast cancer.

Copies of the posters are available at https://briacell.com/scientific-publications/.

On December 10, 2025, BriaCell presented three posters highlighting robust survival and clinical benefit data in Phase 2, plus positive key biomarker data from the pivotal Phase 3 study of Bria-IMT™ plus immune check point inhibitor (CPI) at the San Antonio Breast Cancer Symposium (SABCS®) 2025. Data from the Phase 3 study continues to support biomarkers to identify patients who benefit from treatment with BriaCell’s regimen. Additionally, maturing Phase 2 study data continues to support meaningful clinical benefit of the Bria-IMT regimen with outstanding long-term survival. Importantly, no toxicity related discontinuations was reported in the Phase 3 study. Summaries of the studies are shown here.

On December 18, 2025, BriaCell announced that its Phase 3 Bria-IMT™ clinical trial in metastatic breast cancer was prominently and independently featured in the Nature Medicine Year In Review’s publication, “ Eleven clinical trials that will shape medicine in 2026”. Nature Medicine asked leading researchers to name their top clinical trial for 2026, from long-awaited vaccines for infectious diseases to new treatments for advanced cancers and long COVID. BriaCell’s Phase 3 clinical trial in metastatic breast cancer featured as “clinical trial to watch in 2026”

On January 27, 2026, BriaCell Highlighted extended >18-47 months survival in Phase 2 metastatic breast cancer patients. 9 of 25 BriaCell patients treated since 2022 remained alive >18-47 months post enrollment, markedly exceeding benchmarks reported for standard of care therapies in similar patient populations. No Bria-IMT™ related discontinuations was reported to that date. Bria-IMT regimen continues under Fast Track Designation from US FDA.

New positive Phase 2 survival data highlighted multiple patients surpassing expected benchmarks for metastatic breast cancer and survival length over 18 months in 9 cases as of their last assessment.

Table 1: Ongoing Long-Term Survivors

Patient/Subtype	Months Since Study Start	Age	Number of Prior Regimens	Cycles of Bria-IMT

01-009/ER+/PR+/HER2low	47	74	5	14
07-001/ER+/PR+/HER2low	30	55	7	8
15-001/ER+/PR-/HER2-	30	62	3	12
11-018/ER+/PR+/HER2+ (Highlighted below)	27	66	8; including ENHERTU	35
15-005/ER+/PR+/HER2- (Highlighted below)	27	44	5	6
15-006/ER+/PR-/HER2- (Highlighted below)	25	64	8; including TRODELVY	4
15-004/ER+/PR+/HER2-	25	50	3	6
11-019/ER+/PR+/HER2low	23	63	9; including TRODELVY	6
07-014/ER+/PR+/HER2low	>18	62	9; including TRODELVY	5

Note that Trodelvy and Enhertu are antibody-drug conjugates recently approved for late-stage breast cancer.

Table 2: Comparable analysis of 1- and 2-year survival for the BriaCell Phase 2 study using the Phase 3 formulation since 2022 independent of subsequent treatment

	Breast cancer	Median prior	Median OS	% Survival at:
Reference	type	lines of therapy	(months)	1 year	2 years
Bria-IMT ™ plus CPI	All types 61% HR+ 33% TNBC 6% HER2+	6	15.6	52%	32%
Cortes et al. [1]	All types 57% HR+ 18-19% TNBC 18-20% HER2+	4	9.1-9.3	~38-40%	7-14%
Kazmi et al. [2]	All types 51-52% HR+ 25-29% TNBC 9-24% HER2+	2	7.2-9.8	30-38%	11.9-14%
Bardia et al. (TPC) [3]	TNBC	4	6.9	~23%	6%
Bardia et al. (Trodelvy) [3]	TNBC	4	11.8	50%	21%
Rugo et al (TPC) [4]	HR+ HER2-	4	11.2	47%	21%
Rugo et al (Trodelvy) [4]	HR+ HER2-	4	14.4	60%	25%

1. Cortes J, et al. Annals of Oncology 2018 (estimated from Kaplan-Meier curve)

2. Kazmi S, et al. Breast Cancer Res Treat. 2020

3. Bardia A, et al. J Clin Oncol. 2024 (estimated from Kaplan-Meier curve)

4. Rugo HS, et al. The Lancet. 2023 (estimated from Kaplan-Meier curve)

Abbreviations:

HR+: hormone receptor-positive

TNBC: Triple-negative breast cancer (lacks or has low levels of the estrogen receptor, progesterone receptor, and human epidermal growth factor receptor 2 (HER2))

HER2+: Human epidermal growth factor receptor 2 positive

HR+ HER2-: hormone receptor-positive and human epidermal growth factor receptor 2 negative

TPC: Treatment of Physicians Choice

On January 28, 2026, BriaCell reported patients’ images showing regression and resolution of metastasized tumors and immune activation in patients with orbital (eye), temporal lobe (brain), liver, and spinal involvement. Survival details on these and other select patients in its Phase 2 study, along with comparable populations, were previously reported.

Images below confirm clinical responses seen in patients with metastatic orbital (eye), temporal (brain), liver, and spine lesions.

Example 1: Patient 11-018

A 66-year-old woman with ER+/PR+/HER2+ metastatic breast cancer, heavily pretreated with 8 prior lines of therapy, including an antibody-drug conjugate (Enhertu), remains alive 27 months post-enrollment. At baseline, she presented with metastatic involvement of the right orbit (behind the eye), right temporal lobe of the brain and multiple skeletal sites. Following treatment, she achieved complete resolution of the temporal lobe metastasis, substantial improvement in the orbital lesion and stable disease in the bone. She remained on study for 26 months after initiating treatment and receiving 35 cycles of therapy. Images though 20 months for this patient have been previously described (link). Shown here are updated images through 2 years with measurements superimposed (through 18 months for the temporal lobe brain metastases).

Example 1 Images (Patient 11-018): Bria-IMT treatment resulted in complete resolution of the right temporal lobe lesion and continued regression of the right orbital (behind the eye) tumor. Measurements of lesion sizes are shown.

LA = long axis. SA = short axis.

Example 2: Patient 15-005:

A 44-year-old woman with ER+/PR+/HER2- metastatic breast cancer, previously treated with 5 prior lines of therapy. At baseline, she presented with metastases to the spine. She completed 6 cycles of therapy achieving stable disease as her best response and remains in survival follow-up 27 months after study entry.

Before BriaCell Treatment Image A: CD8 ImmunoPET image

Pre-treatment imaging of cervical (neck) lymph nodes with moderate uptake indicating presence of some CD8+ cytotoxic (“killer”) T cells.

After BriaCell Treatment Image B: CD8 ImmunoPET image

Post treatment enhancement of cervical (neck) lymph nodes indicating immune system activation and increased presence of CD8+ cytotoxic T cells.

Example 2 Images (Patient 15-005): CD8 ImmunoPET images pre (A) and post (B) Bria-IMT treatment

Example 3: Patient 15-006:

A 64-year-old woman with ER+/PR-/HER2- metastatic breast cancer, heavily pre-treated with 8 prior lines of therapy, including the antibody-drug conjugate Trodelvy, remains alive 25 months post-enrollment. At baseline, presented with hepatic metastasis.

Before BriaCell Treatment Image A: A liver metastasis (lower arrow) is “cold,” indicating minimal to no CD8+ cytotoxic T cells in the tumor while enlarged lymph nodes (upper arrow) show moderate uptake.

After BriaCell Treatment Image B: Swelling (induration) around the metastasis (lower arrow) demonstrates the liver metastasis has become “hot”, indicating marked CD8+ cytotoxic T cell infiltration while further lymph node enlargement is consistent with increased activity (upper arrow) indicating increased CD8+ T cells.

Example 3 Images (Patient 15-006): Combined MRI and CD8 ImmunoPET images Pre (A) and Post (B) Bria-IMT treatment

The Phase 2 study enrolled 54 heavily pre-treated metastatic breast cancer patients (median six prior therapies) who received the Bria-IMT regimen plus a checkpoint inhibitor. Of these, 37 patients were treated with the same formulation now being evaluated in the pivotal Phase 3 study (NCT06072612). Significantly, no Bria-IMT related discontinuations have been reported to date.No Bria-IMT™ related discontinuations reported to date. Bria-IMT regimen continues under Fast Track Designation from US FDA.

Bria-OTS and Bria-OTS+

On November 7, 2025, BriaCell presented robust anti-cancer activity of Bria-OTS+ in breast and prostate cancer models at the Society for Immunotherapy of Cancer (SITC) 2025. Bria-OTS+ represents a novel, cost-effective, off-the-shelf potent next generation cancer therapy platform. Next generation Bria-OTS+ platform demonstrated rapid, potent and durable anti-cancer activity by activating both innate and adaptive immune responses. Increased tumor cell cytotoxicity induced by both Bria-BRES+™ (breast cancer) and Bria-PROS+™ (prostate cancer) was reported. In summary, preclinical data reinforces broad potential of Bria-OTS+ platform across multiple indications. BriaCell added that lead candidates Bria-BRES+ (breast cancer) and Bria-PROS+ (prostate cancer) are completing GMP manufacturing for planned clinical trials. As a reminder, $2 million National Cancer Institute (NCI) Small Business Innovative Research (SBIR) award supports manufacturing and planned clinical evaluation of Bria-PROS+.

On January 13, 2026, BriaCell reported sustained complete resolution of lung metastasis in Bria-OTS Patient (Figure 1 as shown below). 11-month sustained complete resolution of lung metastasis was observed in Bria-OTS Phase 1/2a metastatic breast cancer study. No treatment limiting toxicities reported. The patient maintained stable disease at all other evaluable sites.

Figure 1: Treatment with Bria-OTS monotherapy resulted in 100% resolution of tumor in the right lung of the metastatic breast cancer (MBC) patient following 2 months of therapy and confirmed at 4, 6, and 11 months of therapy1 (axial and coronal views)

BriaPro

On February 18, 2026, the Company and BriaPro Therapeutics Corp. (“BriaPro”), a announced that we have entered into a definitive purchase agreement (the “Purchase Agreement”) pursuant to which BriaPro has agreed to purchase BriaCell’s exclusive license to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer and other associated assets (the “Transaction”).

Background

BriaCell originally secured the exclusive license from the University of Maryland, Baltimore County (“UMBC”) on August 2, 2022. The novel technology, originally developed by Suzanne Ostrand-Rosenberg, Ph.D., Emeritus Faculty at UMBC, and member of BriaCell’s scientific advisory board, is titled “Soluble CD80 as a Therapeutic to Reverse Immune Suppression in Cancer Patients” and is covered under USPN 8,956,619 B2, USPN 9,650,429 B2, and USPN 10,377,810 B2. In animal models, sCD80 was well-tolerated and stopped tumor growth by potentially restoring natural anti-tumor immunity (see Lucas A Horn, et al. and Samuel T Haile et al. in collaboration with Dr. Ostrand-Rosenberg). Additionally, strong anti-tumor activity of sCD80 has been reported in multiple tumor types (see Lucas A Horn, et al.). Importantly, as demonstrated in the same studies, sCD80’s unique actions may involve both awakening and boosting the immune system to recognize and destroy tumor cells.

The Transaction

Under the terms of the Purchase Agreement, BriaPro gains the worldwide rights to develop and commercialize sCD80 as a therapeutic agent for the treatment of cancer, while UMBC holds all rights, title and interest in the inventions and the patent, except for certain rights retained by the United States Government. BriaPro will pay 2% royalties to UMBC upon the commercialization of the product plus other development costs.

As part of the Transaction, BriaCell will make available to BriaPro up to $3 million to fund research and development efforts (the “Credit Facility”). Each drawdown under the Credit Facility will be subject to BriaCell’s approval regarding the use of funds.

As consideration for the transfer of the exclusive license and the Credit Facility, BriaPro will issue to BriaCell 23,972,589 Common Shares at an aggregate value of approximately C$1.18M, increasing BriaCell’s interest in BriaPro to approximately 78% post-transaction. The Transaction is expected to close by the end of March 2026, subject to certain conditions including (i) approval of the disinterested shareholders of BriaPro, and (ii) receipt of a third-party valuation confirming that the Transaction is occurring at fair market value.

Shareholder Approval

In accordance with Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”), the resolution approving the Purchase Agreement must be approved by a simple majority of votes cast by shareholders, present in person or represented by proxy and entitled to vote at the Meeting, excluding the votes cast by any “interested party” (as defined in MI 61-101). As a 10% shareholder with an interest in the Transaction, BriaCell's shareholdings in BriaPro will be excluded from voting.

Formal Valuation Requirements

In respect of the formal valuation requirement of MI 61-101, BriaPro intends to rely on the specified markets exemptions set forth in subsection 5.5(b) of MI 61-101, as none of its securities are listed or quoted on a specified senior exchange.

Though a formal valuation is not required under applicable securities laws, as a matter of good governance and best corporate practice, BriaPro intends to obtain a valuation from an independent third-party valuator as a condition to closing, verifying and validating that Transaction is occurring at fair market value.

On March 5, 2026, the disinterested shareholders of BriaPro approved the Transaction.

Results of Operations for the Three and Six Months Ended January 31, 2026, and 2025

	Three months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses:
Research and development expenses	$6,053,689	5,684,777
General and administrative expenses	1,477,577	1,484,666
Total operating expenses	7,531,266	7,169,443

Operating loss	(7,531,266)	(7,169,443)
Financial income, net	84,589	67,358
Change in fair value of the warrant liability	211,777	806,841
Share of loss on equity investment	(61,993)	(42,584)
Net loss for the period	$(7,296,893)	$(6,337,828)
Net loss attributable to non-controlling interest	(75,073)	(46,408)
Net loss for the period attributable to BriaCell	(7,221,820)	(6,291,420)
Net loss per share attributable to BriaCell – basic and diluted	$(2.58)	$(23.31)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	2,802,337	269,957

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Clinical trial sites and investigational drug costs	$3,799,523	$4,117,576
Wages and salaries	1,881,893	1,292,021
Laboratory Rent	130,500	114,330
Supplies	134,974	85,264
Depreciation	22,839	22,839
Professional fees	4,944	1,908
Share-based compensation	79,016	50,839
	$6,053,689	$5,684,777

For the three-month period ended January 31, 2026, total research and development expenses were $6,053,689, compared to $5,684,777 for the three-month period ended January 31, 2025. Clinical trial sites and investigational drug costs decreased modestly year over year, primarily reflecting decreased reliance of third-party vendors in our trials as we expand our in-house headcount to advance our trials, which also explains the increase in wages and salaries as detailed below. The increase in total research and development expenses was primarily driven by wages and salaries, which rose from $1,292,021 in 2025 to $1,881,893 in 2026, reflecting higher headcount and additional personnel required to support clinical operations and ongoing development programs. Laboratory rent increased to $130,500 in 2026, compared to $114,330 in 2025, due to expanded utilization of laboratory space and related facility charges. Supplies increased from $85,264 in 2025 to $134,974 in 2026, reflecting increased consumable usage driven by greater clinical and laboratory activity during the current period. Depreciation expense was consistent year over year at $22,839 for both periods. Professional fees increased from $1,908 in 2025 to $4,944 in 2026, primarily due to higher consulting, regulatory, and scientific support related to advancing clinical development. Share-based compensation increased from $50,839 in 2025 to $79,016 in 2026, reflecting a higher level of equity-based awards outstanding during the period.

Our clinical trial expenses are broken down as follows:

	Three months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Bria-IMT™ Pivotal Phase 3 study	$3,874,242	$3,642,650
Bria-IMT™ Phase 1/2a	197,203	215,301
Bria-OTS™ Phase 1/2a	936,726	65,608
	$5,008,171	$3,923,559

Clinical trial expenses for the three months ended January 31, 2026, were $5,008,171, compared to $3,923,559 during the same period in 2025. The increase reflects continued investment in the Bria-IMT™ pivotal Phase 3 program and ongoing advancement of the Bria-OTS™ Phase 1/2a program as it progresses through early clinical development. Together, these programs account for the majority of the year-over-year increase in clinical trial expenses.

For the three-month period ended January 31, 2026, Bria-IMT™ Pivotal Phase 3 Study costs were $3,874,242, compared to $3,642,650 in 2025. The increase reflects the study’s continued progression through an advanced, cost-intensive stage, including expanded patient enrollment, increased clinical site activity, CRO services, central laboratory work, and clinical supply management. The level of spending is consistent with maintaining study momentum as the program advances toward planned interim analyses.

For the three-month period ended January 31, 2026, Bria-IMT™ Phase 1/2a expenses were $197,203, compared to $215,301 in 2025. The decrease reflects the continued wind-down of the program following completion of primary activities in fiscal 2024, with current-period costs primarily related to residual close-out procedures, data management, and limited follow-up activities. Expenses are expected to remain modest as final wrap-up items are completed.

For the three-month period ended January 31, 2026, Bria-OTS™ Phase 1/2a expenses were $936,726, compared to $65,608 in 2025. The substantial increase reflects continued advancement of the OTS program in early clinical development. Current-period costs include expanded development and manufacturing activities, GMP production of Bria-BRES+ and Bria-PROS+, regulatory and analytical support, and operational activities necessary to support ongoing evaluation of the next-generation Bria-OTS+ platform. The increased investment aligns with the program’s progression and the expansion of OTS across multiple solid tumor indications.

General and Administrative Expenses

For the three-month period ended January 31, 2026, general and administrative expenses were $1,477,577, compared to $1,484,666 for the same period in 2025. The decrease was primarily driven by lower share-based compensation, professional fees, consulting, shareholder communications, and travel expenses, partially offset by higher wages and salaries, regulatory, filing and transfer agent fees, insurance, and other general administrative costs.

Financial income, net

For the three-month period ended January 31, 2026, the Company recorded net financial income of $84,589, compared to $67,358 in the same period of 2025. The increase is mainly attributable to higher foreign exchange losses offset by higher interest income. For the three-month period ended January 31, 2026, financial income was comprised of $105,638 of interest income, and a $21,049 foreign exchange loss.

Profit (loss) for the period

For the three-month period ended January 31, 2026, the Company reported a net loss of $7,296,893, compared to $6,337,828 for the same period in 2025. The higher loss primarily reflects higher operating expenses, including increased research and development spending as the Company continued to advance its pivotal Phase 3 trial, including higher clinical-site activity, investigational product costs, and supporting operational infrastructure.

Results of Operations for the Six Months Ended January 31, 2026 and 2025

	Six months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$12,737,332	$9,350,118
General and administrative expenses	3,116,877	2,972,157
Total operating expenses	15,854,209	12,322,275

Operating loss	(15,854,209)	(12,322,275)
Financial income, net	243,235	79,072
Change in fair value of the warrant liability	142,576	190,198
Share of loss on equity investments	(106,823)	(114,099)
Net loss for the period	$(15,575,221)	(12,167,104)
Net loss attributable to non-controlling interest	(155,836)	(73,509)
Net loss for the period attributable to BriaCell	(15,419,385)	(12,093,595)
Net loss per share attributable to BriaCell – basic and diluted	$(6.58)	$(54.35)
Weighted average number of shares used in computing net basic earnings per share of common stock	2,343,122	222,498
Weighted average number of shares used in computing net diluted earnings per share of common stock	2,343,122	222,498

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Six months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Clinical trial sites and Investigational drug costs	$8,662,722	$6,557,243
Wages and salaries	3,185,595	2,241,110
Laboratory Rent	255,110	228,660
Supplies	411,631	184,694
Depreciation	45,678	45,678
Professional fees	14,149	9,176
Share-based compensation	162,447	83,557
	$12,737,332	$9,350,118

For the six-month period ended January 31, 2026, research, development, and clinical trial expenses were $12,737,332, compared to $9,350,118 for the same period in 2025. The increase was primarily driven by higher clinical trial site and investigational drug costs, which rose from $6,557,243 in 2025 to $8,662,722 in 2026 as the Company advanced its clinical programs. Wages and salaries increased from $2,241,110 in 2025 to $3,185,595 in 2026, reflecting increased headcount and personnel supporting clinical and development activities. Laboratory rent increased to $255,110 in 2026 from $228,660 in 2025 due to expanded use of facilities. Supplies increased to $411,631 in 2026 from $184,694 in 2025, reflecting higher clinical and laboratory activity. Depreciation expense remained consistent year over year at $45,678. Professional fees increased to $14,149 in 2026 from $9,176 in 2025 due to increased consulting and support for clinical operations. Share-based compensation increased to $162,447 in 2026 from $83,557 in 2025, reflecting a higher level of equity-based awards outstanding during the period.

Clinical trial expenses for the period are as follows:

	Six months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Bria-IMT™ Pivotal Phase 3 study	$7,667,192	$6,089,111
Bria-IMT™ Phase 1/2a	360,407	399,343
Bria-OTS™ Phase 1/2a	1,924,764	143,195
	$9,952,363	$6,631,649

Clinical trial expenses for the six months ended January 31, 2026, were $9,952,363, compared to $6,631,649 during the same period in 2025. The increase reflects sustained investment in the Bria-IMT™ pivotal Phase 3 program and significant advancement of the Bria-OTS™ Phase 1/2a program as it progresses through early clinical development. These programs continue to be the primary drivers of the year-over-year increase in clinical trial expenses.

For the six-month period ended January 31, 2026, Bria-IMT™ Pivotal Phase 3 Study costs were $7,667,192, compared to $6,089,111 in 2025. The increase reflects continued patient enrollment, expansion of clinical sites, increased clinical site activity, CRO services, central laboratory testing, and clinical supply management associated with the ongoing progression of the Phase 3 study. Spending levels during the period are consistent with maintaining operational momentum as the trial advances toward planned interim analyses.

For the six-month period ended January 31, 2026, Bria-IMT™ Phase 1/2a expenses were $360,407, compared to $399,343 in 2025. The decrease reflects the continued wind-down of the program following completion of primary activities in fiscal 2024. Current-period costs primarily relate to residual close-out procedures, data management, and limited follow-up activities. Expenses are expected to decline further as final wrap-up activities conclude.

For the six-month period ended January 31, 2026, Bria-OTS™ Phase 1/2a expenses were $1,924,764, compared to $143,195 in 2025. The substantial increase reflects continued advancement of the OTS program into early clinical development. Costs incurred during the period include expanded development and manufacturing activities, GMP production of Bria-BRES+ and Bria-PROS+, regulatory and analytical support, and operational activities necessary to support ongoing evaluation of the next-generation Bria-OTS+ platform. The increased investment aligns with the program’s progression and expansion across multiple solid tumor indications.

General and Administrative Expenses

For the six-month period ended January 31, 2026, general and administrative expenses amounted to $3,116,877, compared to $2,972,157 for the same period in 2025. The increase was primarily driven by higher wages and salaries, regulatory and filing fees, insurance, and other administrative costs, partially offset by lower consulting, professional fees, and travel expenses.

Financial income, net

For the six-month period ended January 31, 2026, financial income amounted to $243,235, compared to $79,072 for the six-month period ended January 31, 2025. Financial income for the 2026 period consisted of $243,607 in interest income and a $372 foreign exchange loss. In comparison, financial income for the 2025 period included $59,882 in interest income and a $19,190 foreign exchange gain. The increase in financial income from 2025 to 2026 was primarily due to higher interest income, reflecting increased cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss of $15,575,221 for the six-month period ended January 31, 2026, compared to $12,167,104 for the same period in 2025. The increase in loss was primarily driven by higher research, development and clinical trial expenses, which rose to $12,737,332 in 2026 from $9,350,118 in 2025 as the Company advanced its clinical programs. This was partially offset by higher financial income in the current period, including increased interest income and a lower foreign exchange loss.

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

As of January 31, 2026, the company had a positive working capital balance of $28,993,334 (July 31, 2025 positive balance of $15,948,588).

As of January 31, 2026, the Company has total assets of $33,594,454 (July 31, 2025 - $ 21,649,706), a positive working capital of $28,993,334 (July 31, 2025 – positive balance of $15,948,588) and an accumulated deficit of $127,174,949 (July 31, 2025 - negative balance of $ 111,755,564).

As of January 31, 2026, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

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

During the period ended January 31, 2026, the Company’s overall position of cash and cash equivalents increased by $19,409,820 from the period ended July 31, 2025 (including effects of foreign exchange). This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the period ended January 31, 2026, was $15,672,094 as compared to $12,875,298 for the period ended January 31, 2025.

Cash gained in financing activities for the period ended January 31, 2026, was 27,874,441 as compared to 17,176,863 for the period ended January 31, 2025.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended January 31, 2026.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of January 31, 2026, the Company has total assets of $33,594,454 (July 31, 2025 - $21,649,706) and a positive working capital balance of $28,993,334 (July 31, 2025 – positive working capital balance of $15,948,588).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of January 31, 2026, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the in total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the six months ended January 31, 2026.

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

BRIACELL THERAPEUTICS CORP.

March 10, 2026	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 10, 2026	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

