Form 10-Q
period 2026-04-30
BriaCell Therapeutics Corp.
filed 2026-06-09
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 9, 2026, 8,699,787 common shares, no par value per share, of the Company were issued and outstanding.

BRIACELL THERAPEUTICS CORP.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	July 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,880,221	$10,493,808
Short-term investments	15,924,204	7,372,473
Amounts receivable and prepaid expenses	2,588,749	2,060,295
Total current assets	25,393,174	19,926,576

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	750,982	524,278
Intangible assets, net	173,072	184,525
Property and equipment, net	348,997	296,819
Long term prepaid expenses	405,085	717,508
Total non-current assets	1,678,136	1,723,130

Total assets	$27,071,310	$21,649,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,174,437	$3,283,703
Accrued expenses and other payables	1,416,059	694,285
Total current liabilities	3,590,496	3,977,988

NON-CURRENT LIABILITIES:
Warrant liability	71,854	337,672
Total non-current liabilities	$71,854	$337,672

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Share Capital of no par value – Authorized: unlimited at April 30, 2026 and July 31, 2025; Issued and outstanding: 7,250,487 shares at April 30, 2026 and 1,883,906 July 31, 2025, respectively	117,117,225	101,739,923
Share-based payment reserved	11,202,809	10,316,140
Warrant reserve	30,216,165	17,719,026
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(649,099)	(546,795)
Accumulated deficit	(134,339,456)	(111,755,564)
Total shareholders’ equity	23,408,960	17,334,046

Total liabilities and shareholders’ equity	$27,071,310	$21,649,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Operating Expenses:
Research, development, and clinical trial expenses, net	$5,966,673	$4,810,196	$18,704,005	$14,160,314
General and administrative expenses	1,654,121	1,518,059	4,770,998	4,490,216
Total operating expenses	7,620,794	6,328,255	23,475,003	18,650,530

Operating loss	(7,620,794)	(6,328,255)	(23,475,003)	(18,650,530)
Financial (income) expenses, net	186,970	(9,762)	430,205	69,310
Change in fair value of the warrant liability	123,242	175,826	265,818	366,024
Unrealized gain on investment	137,830	-	137,830	-
Share of loss on equity investment	(64,303)	(62,738)	(171,126)	(176,837)
Net loss for the period	$(7,237,055)	$(6,224,929)	$(22,812,276)	(18,392,033)
Net loss attributable to non-controlling interest	(72,548)	(98,027)	(228,384)	(171,536)
Net loss and Comprehensive loss for the period attributable to BriaCell	(7,164,507)	(6,126,902)	(22,583,892)	(18,220,497)
Net loss per share attributable to BriaCell – basic and diluted	$(0.99)	$(16.42)	$(5.73)	$(67.08)
Weighted average number of shares used in computing net basic earnings per share of common stock	7,250,487	373,067	3,942,959	271,639
Weighted average number of shares used in computing net diluted earnings per share of common stock	7,250,487	373,067	3,942,959	271,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, January 31, 2026	7,250,487	$117,117,225	$10,896,682	$30,216,165	$(138,684)	$(127,174,949)	$(702,631)	$30,213,808
Issuance of Options, RSU and PSU	-	-	432,207	-	-	-	-	432,207
Change in ownership of BriaPro	-	-	(126,080)	-	-	-	126,080	-
Net loss for the period	-	-	-	-	-	(7,164,507)	(72,548)	(7,237,055)
Balance, April 30, 2026	7,250,487	$117,117,225	$11,202,809	$30,216,165	$(138,684)	$(134,339,456)	$(649,099)	$23,408,960

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, July 31, 2025	1,883,906	$101,739,923	$10,316,140	$17,719,026	$(138,684)	$(111,755,564)	$(546,795)	$17,334,046
Issuance of Options, RSU and PSU	-	-	1,012,749	-	-	-	-	1,012,749
Exercise of prefunded warrants	1,039,051	-	-	-	-	-	-	-
Issuance of units, net	4,327,530	15,377,302	-	12,497,139	-	-	-	27,874,441
Change in ownership of BriaPro	-	-	(126,080)	-	-	-	126,080	-
Net loss for the period	-	-	-	-	-	(22,583,892)	(228,384)	(22,812,276)
Balance, April 30, 2026	7,250,487	$117,117,225	$11,202,809	$30,216,165	$(138,684)	$(134,339,456)	$(649,099)	$23,408,960

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, January 31, 2025	294,699	$85,451,119	$10,091,325	$5,736,454	$(138,684)	$(97,537,292)	$(376,031)	$3,226,891
Issuance of Options	-	-	224,815	-	-	-	-	224,815
Exercise of prefunded warrants	44,268	-	-	-	-	-	-	-
Issuance of units	316,845	8,571,406	-	6,142,970	-	-	-	14,714,376
Net loss for the period	-	-	-	-	-	(6,126,902)	(98,027)	(6,224,929)
Balance, April 30, 2025	655,812	$94,022,525	$10,316,140	$11,879,424	$(138,684)	$(103,664,194)	$(474,058)	$11,941,153

	Share capital		Additional paid in	Warrant	Accumulated other comprehensive	Accumulated	Non- Controlling	Total shareholders’
	Number	Amount	capital	reserve	loss	deficit	Interest	equity
Balance, July 31, 2024	121,907	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	$(302,522)	$(2,684,932)

Issuance of Options	-	-	1,126,879	-	-	-	-	1,126,879
Exercise of prefunded warrants	44,934	-	-	-	-	-	-	-
Exercise of broker warrants	6,437	1,239,367	-	(418,352)				821,015
Issuance of units	482,534	20,616,744	-	10,453,480	-	-	-	31,070,224
Net loss for the period	-	-	-	-	-	(18,220,497)	(171,536)	(18,392,033)
Balance, April 30, 2025	655,812	$94,022,525	$10,316,140	$11,879,424	$(138,684)	$(103,664,194)	$(474,058)	$11,941,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIACELL THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended April 30,
	2026	2025
Cash flows from operating activities
Net loss for the period	$(22,812,276)	$(18,392,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,453	11,453
Financial income, net	(143,204)	-
Depreciation	74,871	68,517
Share-based compensation	1,012,749	776,879
Share of loss on equity investment	171,126	176,837
Change in fair value of warrants	(265,818)	(366,024)
Unrealized gain on investment	(137,830)	-
Changes in working capital:
Increase (decrease) in amounts receivable and prepaid expenses	(216,031)	466,820
Decrease in accounts payable	(1,109,266)	(3,891,577)
Increase in accrued expenses and other payables	721,774	1,111,053
Total cash flow from operating activities	(22,692,452)	(20,038,075)

Cash flows from Investing activities
Purchase of equipment	(127,049)	-
Purchase of short-term investments	(15,781,000)	-
Proceeds from short-term investments	7,372,473	-
Equity investment in BC Therapeutics	(260,000)	(255,000)
Total cash flow from investing activities	(8,795,576)	(255,000)

Cash flows from financing activities
Proceeds from exercise of warrants	-	821,015
Proceeds from the issuance of shares, net of issuance costs	27,874,441	31,070,224
Total cash flow from financing activities	27,874,441	31,891,239

Increase (decrease) in cash and cash equivalents	(3,613,587)	11,598,164
Cash and cash equivalents at beginning of the period	10,493,808	862,089
Cash and cash equivalents at end of the period	$6,880,221	$12,460,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX”, “BCTXW” “BCTXZ”, and “BCTXL”.

b.	BriaCell Therapeutics Corp. (“Briacell” or the “Company”) is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal Phase 3 study in metastatic breast cancer. Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer. A completed Bria-IMT™ Phase 2 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early efficacy. BriaCell reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with a median overall survival of 13.4 months in BriaCell’s metastatic breast cancer patients vs. 6.7-9.8 months for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab at the 2025 American Society of Clinical Oncology (ASCO) meeting. BriaCell is also developing personalized off-the-shelf immunotherapies, Bria-OTS™ and Bria-OTS+™, which provides a platform technology to develop personalized off-the-shelf immunotherapies for numerous types of cancer including breast cancer, prostate cancer, lung cancer, and melanoma. BriaCell has an ongoing Phase 1/2 Study of Bria-OTS™, also known as Bria-BRES™, in metastatic breast cancer. BriaCell also has an open Investigational New Drug application (IND) for the clinical evaluation of Bria-BRES+™, the first of the Bria-OTS+™ enhanced personalized off-the-shelf immunotherapies approved for clinical evaluation in patients with advanced metastatic breast cancer. BriaCell also has completed manufacturing of the Bria-PROS+™ cell line for prostate cancer.

c.	Basis of presentation of the financial statements:

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

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2026 was $134,339,456 and negative cash flows from operating activities during the nine-month period ended April 30, 2026 was $22,692,452. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2025, the Company raised $50.9 million in gross proceeds from equity financings and, in January 2026, completed a public offering generating approximately $30 million in gross proceeds. However, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

e.

The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated in April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has two Canadian subsidiaries (i) BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). BriaPro was established to complete a plan of arrangement spinout transaction in August 2023, pursuant to which certain pipeline assets of the Company were spun-out to BriaPro, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in a two-third (2/3) owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders (the “Amalgamation” and the “Amalgamation Agreement”) – see also note 1(f) below. (Sapientia and BTC and BriaPro together, the “Subsidiaries”), and (ii) Briacell Therapeutics AU Pty Ltd, a wholly owned subsidiary in Australia, established on January 28, 2026, which is currently inactive.

f.

On February 18, 2026, the Company and BriaPro, announced that they have entered into a definitive purchase agreement (the “Purchase Agreement”) pursuant to which BriaPro has agreed to purchase BriaCell’s exclusive license to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer and other associated assets (the “Transaction”).

Under the terms of the Purchase Agreement, BriaPro gains the worldwide rights to develop and commercialize sCD80 as a therapeutic agent for the treatment of cancer, while the University of Maryland, Baltimore County (“UMBC”) holds all rights, title and interest in the inventions and the patent, except for certain rights retained by the United States Government. BriaPro will pay 2% royalties to UMBC upon the commercialization of the product plus other development costs.

As part of the Transaction, BriaCell will make available to BriaPro up to $3 million to fund research and development efforts (the “Credit Facility”). Each drawdown under the Credit Facility will be subject to BriaCell’s approval regarding the use of funds.

As consideration for the transfer of the exclusive license and the Credit Facility, BriaPro issued to BriaCell 23,972,589 common shares, increasing BriaCell’s interest in BriaPro to approximately 78% post-transaction. On March 5, 2026, the disinterested shareholders of BriaPro approved the Transaction and the Transaction closed on March 31, 2026.

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

d. Investment equity method:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 69% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management determines whether control or significant influence is present for accounting purposes.

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

Pursuant to the SPA (“Initial Investment”), Briacell also received two options to invest an additional $225,000 per option at $1.25 per BC Therapeutics share (“BC Therapeutic Options”) through to June 30, 2024. In accordance with ASC 321 and ASC 815, the BC Therapeutics Options were valued at $76,350 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 4.902%, Volatility: 100%, and expected lives ranging from 0.16 years to 0.53 years.

Following the Initial Investment, the Company and BC Therapeutics signed three amendments, each time, extending the BC Therapeutic Options expiry date and increasing the amount of capital that the Company can invest at the same price per share of $1.25. BC Therapeutic Options now expire on June 2027. The most recent BC Therapeutic Option received was valued at $193,829 in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 3.527%, Volatility: 100% and expiry date: 1.41 years. This amount has been included in the Company’s investment with a corresponding credit to unrealized gain on investment in the condensed consolidated statements of operations and comprehensive loss.

During the nine-month period ended April 30, 2026, the Company exercised the BC Therapeutic Options totaling $260,000 and received 208,000 shares.

At each exercise date, the portion of the BC Therapeutic Options being exercised was revalued using the Black-Scholes Option Price Model and the change in fair value was recorded in the condensed consolidated statements of operations and comprehensive loss. On April 30, 2026, the Company revalued the remaining balance of the BC Therapeutic Options in accordance with the Black Scholes Option Price Model, using the following assumptions: Share price: $1.25, Exercise price: $1.25, Dividend yield: 0%, Risk free interest rate: 3.885%, Volatility: 100% and expiry date: 1.17 years. The change in fair value was recorded in the condensed consolidated statements of operations and comprehensive loss.

BC Therapeutics has a board of four representatives, with two representatives appointed by BriaCell and two representatives appointed by the existing shareholders. All significant decisions related to BC Therapeutics require the approval of at least a majority of the board members.

As of April 30, 2026, the Company holds 892,000 of the 1,292,000 issued and outstanding shares in BC Therapeutics, representing a 69.04% ownership interest. In addition, 288,000 shares remain available for purchase under the Third BC Therapeutics Option at an exercise price of $1.25 per share; these options expire on June 30, 2027.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 3: INVESTMENT IN BC THERAPEUTICS INC. (Cont.)

Changes in the Company’s equity investment in BC Therapeutics is summarized as follows:

Balance – August 1, 2024	$418,490
Funding (including the value of the BC Therapeutics Options)	330,000
Share of losses	(224,212)
Balance – July 31, 2025	524,278
Exercise of BC Therapeutic Options during the period (funding)	260,000
Fair value of BC Therapeutics Options on February 1, 2026	193,829
Change in fair value during the period	(55,999)
Share of losses	(171,126)
Balance – April 30, 2026	$750,982

The following amounts represent the Company’s 69% share of the assets of BC Therapeutics (July 31, 2025 – 63.1%):

As of April 30, 2026
Current assets: Cash	$2,117
Net assets	$2,117

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of certain BriaCell warrants that were outstanding at the time of the Amalgamation Agreement with BriaPro (“Briacell Legacy Warrants”), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula. As of April 30, 2026, this amount totaled of up to $133,320 and is eliminated on consolidation.

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

Upon the exercise of 150 BriaCell Legacy Warrants (post Reverse Splits), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 150 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a Reverse Split basis, as of April 30, 2026, 27,984 Briacell Legacy Warrants are exercisable into 27,984 Briacell Shares and 4,197,831 BriaPro Shares.

b.	Lease

The Company has a month-to-month commitment for office and lab space in Philadelphia, PA, costing approximately $43,500 per month.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of April 30, 2026 and July 31, 2025:

	Fair Value Measurements at
	April 30, 2026			July 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash and cash equivalents	6,880,221	-	6,880,221	10,493,808	-	10,493,808
Short-term investments	15,924,204	-	15,924,204	7,372,473	-	7,372,473
Total assets measured at fair value	$22,804,425	$-	$22,804,425	$17,866,281	$-	$17,866,281

Financial liabilities:
Warrants liability	-	71,854	71,854	151,586	186,086	337,672

Total liabilities measured at fair value	$-	$71,854	$71,854	$151,586	$186,086	$337,672

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 5: FAIR VALUE MEASUREMENTS (Cont.)

The Company classifies cash and cash equivalents and the liability in respect of publicly traded warrants within Level 1 because we use quoted market prices in active markets.

As of April 30, 2026 and July 31, 2025, the Company held Level 1 short-term investments measured using quoted prices in active markets. As of April 30, 2026, the Company’s short-term investments had coupon rates ranging from 1.13% to 5.59%. As of July 31, 2025, the Company’s short-term investments had coupon rates ranging from 3.00% to 5.51%.

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

(ii)

The Company issued the following shares during the nine-month period ended April 30, 2026:

On January 15, 2026, the Company closed a public offering for the purchase and sale of 5,366,726 units of the Company for aggregate gross proceeds of approximately $30.0 million before deducting placement agent fees and other offering expenses (the “January 2026 Offering”). Each unit consisted of one common share (or one pre-funded warrant (“Pre-Funded Warrants”) in lieu thereof) and one warrant to purchase one common share of the Company at a combined purchase price of $5.59 per unit. 4,327,530 common shares and 1,039,196 Pre-Funded Warrants were issued. The warrants have an exercise price of $6.93 per share, are immediately exercisable, and expire five years from the date of issuance (“January 2026 Warrants”). The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.001 per share, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.001 per share) shall be required to be paid by the holder to affect any exercise of the Pre-Funded Warrants. The fair value of the Pre-Funded Warrants was based on the Company’s share price as at the corresponding valuation date. The common shares (or Pre-Funded Warrants) and January 2026 Warrants were purchased together in the offering but were issued separately. Total issuance costs associated with the offering were approximately $2,125,100, excluding the fair value of placement agent warrants.

In connection with the January 2026 Offering, the Company issued 161,001 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $8.39 per share and expire five years from the date of issuance.

Between January 15, 2026 and January 21, 2026, the 1,039,196 Pre-Funded Warrants were exercised on a cashless basis into 1,039,051 common shares.

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

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the nine-month period ending April 30, 2026 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2025	1,653,914	$58.27
Expired	(26,324)	794.29
Granted in the January 2026 Offering	5,366,726	6.93
Balance, April 30, 2026	6,994,316	16.11

(ii)	As of April 30, 2026, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2026	Expiry Date
(*)27,820	$928.50	27,820	December 7, 2026
16,019	$316.50	16,019	November 17, 2029
27,753	$127.50	27,753	October 2, 2029
49,333	$140.63	49,333	December 12, 2029
306,665	$52.50	306,665	April 28, 2030
1,200,000	$15.00	1,200,000	July 15, 2030
5,366,726	$6.93	5,366,726	January 15, 2031
6,994,316		6,994,316

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

d. Compensation Warrants

(i)	A summary of changes in compensation warrants for the nine-month period ended April 30, 2026 is presented below:

	Number of warrants outstanding	Weighted average exercise price
Balance, July 31, 2025	28,072	93.54
Expired	(147)	751.22
Granted in the January 2026 Offering	161,001	8.39
Balance, April 30, 2026	188,926	$20.46

(ii)	As of April 30, 2026, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At April 30, 2026	Expiry Date
(*)164	$928.50	164	June 7, 2026
333	$348.00	333	May 17, 2029
4,108	$129.38	4,108	September 12, 2029
1,709	$182.81	1,709	October 2, 2029
2,466	$140.63	2,466	December 12, 2029
3,812	$50.00	3,812	February 5, 2030
15,333	$56.50	15,333	April 28, 2030
161,001	$8.39	161,001	January 15, 2031
188,926		188,926

(*)	Briacell Legacy Warrants – see note 1(e) and note 4(a)

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 6: SHAREHOLDERS’ EQUITY (Cont.)

e. Warrant liability continuity

The following table presents the summary of the changes in the fair value of the warrants:

Warrants liability

Balance as of August 1, 2025	$337,672
Change in fair value during the period	(265,818)
Balance as of April 30, 2026	$71,854

The key inputs used in the valuation of the non-public warrants as of April 30, 2026 and at July 31, 2025 were as follows:

	April 30, 2026	July 31, 2025

Share price	$4.18	$7.50
Exercise price	$796.88-928.50	$796.88-928.50
Expected life (years)	0.10-0.60	0.57-1.35
Volatility	67-146%	157-209%
Dividend yield	0%	0%
Risk free rate	3.67-3.69%	4.10%

The key inputs used in the valuation of the of the BriaPro Warrant Shares as of April 30, 2026 were as follows:

	August 31, 2023 (Effective Date)	April 30, 2026

Share price	$0.0365	$0.0365
Exercise price	$0.0206-0.0308	$0.0318
Expected life (years)	2.21-3.27	$0.10-0.60
Volatility	100%	67-146%
Dividend yield	0%	0%
Risk free rate	4.40%	2.28-2.42%

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION

a.	On August 2, 2022, the Company approved an omnibus equity incentive plan (“Omnibus Plan), which will permit the Company to grant incentive stock options, preferred share units, restricted share units (“RSU’s”), performance-based share units (“PSUs”), and deferred share units (collectively, the “Awards”) for the benefit of any employee, officer, director, or consultant of the Company or any subsidiary of the Company. The maximum number of shares available for issuance under the Omnibus Plan shall not exceed 15% of the issued and outstanding Shares, from time to time, less the number of Shares reserved for issuance under all other security-based compensation arrangements of the Company, including the existing Stock Option Plan. On February 9, 2023, the Omnibus Plan was approved by the shareholders.

b.	The following table summarizes the number of options granted to directors, officers, employees and consultants under the option plan for nine-month period ended April 30, 2026 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2025	13,251	$896.61	1.62	$-
Granted (i)	328,700	6.38	4.70	-
Expired	(4,477)	636
Balance as of April 30, 2026	337,474	33.06	4.61	-

Exercisable as of April 30, 2026	22,912	$403.06	3.15	$-

(i)

On August 1, 2025, the Company granted 37,700 stock options to employees and members of the scientific advisory board at an exercise price of $12.50 per share. All options vest quarterly over two years. The options expire on August 1, 2030. The grant-date fair value of the award was $218,784. The fair value of options granted during the nine-month period ended April 30, 2026 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 116%, expected term of 5.0 years, risk-free interest rate of 3.98%, dividend yield of 0%, and a stock price of $7.50 on the grant date.

On February 1, 2026, the Company granted 291,000 stock options to employees and members of the scientific advisory board at an exercise price of $5.59 per share. All options vest in equal quarterly installments over two years, with the first vesting date on May 1, 2026. The options expire on February 1, 2031. The grant-date fair value of the award was $1,031,192. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 123%, expected term of 5.0 years, risk-free interest rate of 3.79%, dividend yield of 0%, and a stock price of $4.30 on the grant date.

c.	As of April 30, 2026, there were $2,069,605 of total unrecognized share-based compensation costs related to stock options, restricted share units (RSUs), and performance share units (PSUs) that are expected to be recognized over a period of up to 2.25 years.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

d.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of April 30, 2026

Exercise price	Options outstanding as of April 30, 2026	Weighted average remaining contractual term (years)	Options exercisable as of April 30, 2026	Weighted average remaining contractual term (years)	Expiry Date
$5.59	291,000	4.75	-	4.75	February 1, 2031
$12.50	37,700	4.25	14,138	4.25	August 1, 2030
$60.00	333	3.70	333	3.70	January 16, 2030
$904.50	2,663	2.14	2,663	2.14	June 20, 2028
$1,074.00	136	1.83	136	1.83	February 27, 2028
$907.97	1,195	1.26	1,195	1.26	August 2, 2027
$706.50	206	1.06	206	1.06	May 20, 2027
$1,126.50	1,000	0.79	1,000	0.79	February 16, 2027
$1,270.50	3,160	0.75	3,160	0.75	January 13, 2027
$1,074.83	81	0.50	81	0.50	November 1, 2026
	337,474		22,912

e.	As result of the Arrangement, 1,269,400 BriaPro Options were issued and are outstanding as of April 30, 2026:

Exercise Price	Options outstanding as of April 30, 2026	Options exercisable as of April 30, 2026	Expiry Date

$0.0933	400,000	400,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 2, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	474,700	474,700	January 13, 2027
$0.1165	12,600	12,600	November 1, 2026
	1,269,400	1,269,400

f.	Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for nine-month period ended April 30, 2026:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	40,000	376,000
Balance, April 30, 2026	40,000	$167,200

(i)

On September 24, 2025, the Company granted 40,000 RSUs to directors under the Omnibus Plan. These RSUs vest in full on the earlier of September 23, 2028 or the occurrence of a change of control, resignation, or dismissal without cause. The grant-date fair value of these RSUs was $376,000.

The following table summarizes the number of BriaPro RSU’s granted to directors under the Omnibus Plan for the nine-month period ended April 30, 2026:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	19,200	$700
Granted (i)	7,189,000	262,399
Balance, April 30, 2026	7,208,200	$263,099

(i)

On April 1, 2026, BriaPro granted 7,189,000 RSUs to directors under the Omnibus Plan. These RSUs vest in full on April 1, 2027. The grant-date fair value of these RSUs was $262,399, based on a grant-date fair value of $0.0365 per RSU.

BriaCell Therapeutics Corp

Notes to the Condensed Consolidated Financial Statements

(Unaudited, expressed in US Dollars, except share and per share data and unless otherwise indicated)

NOTE 7: SHARE-BASED COMPENSATION (Cont.)

g. Performance Share Units

The following table summarizes the number of PSU’s granted under the Omnibus Plan for nine-month period ended April 30, 2026:

	Number of
	PSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	165,935	1,434,513
Balance, April 30, 2026	165,935	$693,608

(i)

On August 1, 2025, the Company granted 65,935 performance-based stock units (“PSUs”) to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Medical Officer (“CMO”), and Chief Scientific Officer (“CSO”) under the Omnibus Plan. These PSUs contain performance conditions tied to the advancement of the Company’s Bria-IMT Phase 3 program, the Bria-OTS program, and certain corporate and governance objectives. The grant-date fair value of the PSUs awarded to these officers totaled $353,228. The PSUs awarded to the CMO and CSO include milestones related to the Bria-OTS program, with grant-date fair values of $70,643 each. The CFO’s PSUs relate to corporate and financial reporting objectives, with a grant-date fair value of $70,643.

On September 24, 2025, the Company granted 100,000 PSUs to a director under the Omnibus Plan. These PSUs contain performance conditions related to the Company’s corporate, strategic, and governance objectives. The grant-date fair value of this award was $940,000, determined using the closing price of the Company’s common stock on the grant date.

The fair value of all PSU awards was determined using the closing price of the Company’s common stock on the respective grant dates. In accordance with ASC 718, management evaluates the probability of achieving each performance condition at each reporting date. As of April 30, 2026, management has determined that achievement of the applicable performance conditions remains probable. Compensation cost is recognized over the requisite service period on a graded vesting (tranche-by-tranche) basis.

During the nine-month period ended April 30, 2026, the Company achieved the performance condition related to the CFO’s PSU’s. As a result 3,532 PSUs granted to the CFO vested and became issuable during the period.

h.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine-month period ended April 30, 2026 and 2025 is comprised as follows:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research, development, and clinical trial expenses	$175,999	36,493	$338,446	120,050
General and administrative expenses	256,208	188,322	674,303	656,829
Total share-based compensation	$432,207	224,815	$1,012,749	776,879

NOTE 8: FINANCIAL INCOME, NET

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$219,220	26,632	$462,827	86,514
Interest expense	(29,631)	(36,979)	(29,631)	(36,979)
Foreign exchange gain (loss)	(2,619)	585	(2,991)	19,775
Financial income, net	$186,970	$(9,762)	$430,205	$69,310

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

During the three and nine months ended April 30, 2026, the Company received $110,205 and $936,363, respectively, under the SBIR grant and recorded this amount as a reduction of research and development expenses in the condensed consolidated statements of operations.

As of April 30, 2026, the Company may receive up to an additional $1.1 million under the grant, subject to the achievement of certain research objectives and compliance with the grant terms.

NOTE 10: SUBSEQUENT EVENT

The Company evaluated the possibility of subsequent events existing in the Company’s unaudited condensed consolidated financial statements through June 9, 2026, the date that the condensed consolidated financial statements were available for issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except as follows:

a.	On June 2, 2026, the Company closed a public offering for the purchase and sale of 1,449,300 common shares of the Company for aggregate gross proceeds of approximately $4.7 million before deducting placement agent fees and other offering expenses (the “June 2026 Offering”). Each common share was sold at a public offering price of $3.25 per share. In addition, the Company issued 72,465 agent warrants. The agent warrants are immediately exercisable for a period of five years from the closing date at an exercise price of $4.06.

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

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Condensed Consolidated Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended July 31, 2025 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●	Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the nine months and third quarter of fiscal 2026 in comparison to the nine months and third quarter of fiscal 2025.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP. Our unaudited Condensed Consolidated Financial Statements, and the financial information contained herein, are reported in U.S. Dollars.

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

Overview

BriaCell Therapeutics Corp. (“Briacell” or the “Company”) is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab) in a pivotal Phase 3 study in metastatic breast cancer (listed on ClinicalTrials.gov as NCT06072612). Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer.

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

Throughout this time period, there were several important updates on the ongoing pivotal Phase 3 study of Bria-IMT™ in patients with advanced metastatic breast cancer, including accelerating enrollment, adding additional clinical sites, and several positive Data Safety Monitoring Board meetings. Some of these are detailed below.

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

Bria-IMT™

On November 25, 2025, BriaCell highlighted positive Phase 2 & Phase 3 clinical data at SABCS® 2025 with poster presentations at the San Antonio Breast Cancer Symposium (December 10, 2025) which highlighted positive Phase 2 safety and efficacy signals and positive biomarker findings in both the Phase 2 and the pivotal Phase 3 studies. On December 9, 2025, BriaCell announced that patient enrollment is on track for 1H2026 topline data readout with over 230 patients screened and over 160 patients enrolled in BriaCell’s pivotal Phase 3 study in metastatic breast cancer (MBC).

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

On February 17, 2026, BriaCell received its fifth positive recommendation from Data Safety Monitoring Board (DSMB) for Phase 3 study in metastatic breast cancer. Independent DSMB has identified no safety concerns, and recommended continuation of BriaCell’s pivotal Phase 3 study of Bria-IMT™ plus immune check point inhibitor. This fifth consecutive positive DSMB recommendation supports the favorable safety profile observed to date.

On April 20, 2026, BriaCell presented positive Phase 3 quality of life (QOL) data in heavily pretreated metastatic breast cancer patients with prior failed ADC, CPI, and CDK4/6 inhibitor treatments at the 2026 American Association for Cancer Research (AACR) annual meeting. The data showed preservation of quality QOL in patients who had been on multiple prior failed therapy attempts. Additionally, we showed identification of potential prognostic biomarkers upon further analyses of Phase 2 Bria-IMT™ study data.

On April 27, 2026, BriaCell announced that it has six clinical data presentations at the American Society of Clinical Oncology (ASCO 2026) meeting.

On May 7, 2026, and May 13, 2026, BriaCell announced the addition of NYU Langone Health’s Perlmutter Cancer Center and Penn Medicine’s Abramson Cancer Center, respectively, as clinical sites in the Bria-ABC pivotal breast cancer study. On May 12, 2026, BriaCell announced that enrollment in that the Bria-ABC pivotal breast cancer study had surpassed 230 patients.

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

Figure 1: Treatment with Bria-OTS monotherapy resulted in 100% resolution of tumor in the right lung of the metastatic breast cancer (MBC) patient following 2 months of therapy and confirmed at 4, 6, and 11 months of therapy1 (axial and coronal views)

On April 21, 2026, BriaCell presented positive data from its preclinical Bria-OTS+ platform at the 2026 AACR meeting showing that Bria-OTS+ platform provided early, potent and durable activation of innate and adaptive immunity in in-vitro cancer cell line models. Additionally, our data showed immune cells activated by Bria-OTS+ exhibited serial killing activity across multiple rounds of tumor cell challenge.

On May 6, 2026, BriaCell announced that it has received FDA clearance initiate clinical evaluation of Bria-BRES+™ in advanced metastatic breast cancer. The IND application opens the path to commence Phase 1/2a clinical study for Bria-BRES+ in metastatic breast cancer. Bria-BRES+ is BriaCell’s next generation personalized immunotherapy for breast cancer, and features additional immune activating components designed to enhance clinical efficacy. BriaCell has prepared clinical supplies of Bria-BRES+ and plans to initiate a Phase 1/2a clinical study in metastatic breast cancer in the coming months.

On May 14, 2026, BriaCell announced that it has completed manufacturing clinical supplies of Bria-PROS+, its next generation, personalized, off-the-shelf, cell-based immunotherapy candidate for prostate cancer. On May 15th, 2026, BriaCell announced that it is making progress in developing Bria-OVA+, its next generation, personalized, off-the-shelf, cell-based immunotherapy for ovarian cancer.

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

As consideration for the transfer of the exclusive license and the Credit Facility, BriaPro will issue to BriaCell 23,972,589 Common Shares at an aggregate value of approximately C$1.18M, increasing BriaCell’s interest in BriaPro to approximately 78% post-transaction. On March 5, 2026, the disinterested shareholders of BriaPro approved the Transaction and the Transaction closed on March 31, 2026.

Results of Operations for the Three and Nine Months Ended April 30, 2026, and 2025

	Three months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses:
Research and development expenses	$5,966,673	4,810,196
General and administrative expenses	1,654,121	1,518,059
Total operating expenses	7,620,794	6,328,255

Operating loss	(7,620,794)	(6,328,255)
Financial income (expense), net	186,970	(9,762)
Change in fair value of the warrant liability	123,242	175,826
Unrealized gain on investment	137,830	-
Share of loss on equity investment	(64,303)	(62,738)
Net loss for the period	$(7,237,055)	$(6,224,929)
Net loss attributable to non-controlling interest	(72,548)	(98,027)
Net loss for the period attributable to BriaCell	(7,164,507)	(6,126,902)
Net loss per share attributable to BriaCell – basic and diluted	$(0.99)	$(16.42)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	7,250,487	373,067

Research and Development Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Three months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Clinical trial sites and investigational drug costs	$3,980,115	$3,175,543
Wages and salaries	1,492,067	1,303,157
Laboratory Rent	130,500	114,330
Supplies	157,096	157,184
Depreciation	29,193	22,839
Professional fees	1,703	650
Share-based compensation	175,999	36,493
	$5,966,673	$4,810,196

For the three-month period ended April 30, 2026, total research and development expenses were $5,966,673, compared to $4,810,196 for the three-month period ended April 30, 2025. The increase was primarily driven by higher clinical trial sites and investigational drug costs, which increased to $3,980,115 in 2026 from $3,175,543 in 2025, reflecting expanded clinical development activities. Wages and salaries also increased to $1,492,067 from $1,303,157, due to higher personnel costs supporting ongoing research programs. Laboratory rent increased to $130,500 from $114,330, while depreciation expense increased to $29,193 from $22,839. Share-based compensation increased significantly to $175,999 in 2026 from $36,493 in 2025, reflecting a higher level of equity-based awards granted during the period.

Our clinical trial expenses are broken down as follows:

	Three months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Bria-IMT™ Pivotal Phase 3 study	$3,149,348	$2,708,394
Bria-IMT™ Phase 1/2a	159,579	300,013
Bria-OTS™ Phase 1/2a	1,040,724	182,344
	$4,349,651	$3,190,751

Clinical trial expenses for the three months ended April 30, 2026, were $4,349,651, compared to $3,190,751 during the same period in 2025. The increase reflects continued investment in the Bria-IMT™ pivotal Phase 3 program and ongoing advancement of the Bria-OTS™ Phase 1/2a program as it progresses through early clinical development. Together, these programs account for the majority of the year-over-year increase in clinical trial expenses.

For the three-month period ended April 30, 2026, Bria-IMT™ Pivotal Phase 3 Study costs were $3,149,348, compared to $2,708,394 in 2025. The increase reflects the study’s continued progression through an advanced, cost-intensive stage, including expanded patient enrollment, increased clinical site activity, CRO services, central laboratory work, and clinical supply management. The level of spending is consistent with maintaining study momentum as the program advances toward planned interim analyses.

For the three-month period ended April 30, 2026, Bria-IMT™ Phase 1/2a expenses were $159,579, compared to $300,013 in 2025. The decrease reflects the continued wind-down of the program following completion of primary activities in fiscal 2024, with current-period costs primarily related to residual close-out procedures, data management, and limited follow-up activities. Expenses are expected to remain modest as final wrap-up items are completed.

For the three-month period ended April 30, 2026, Bria-OTS™ Phase 1/2a expenses were $1,040,724, compared to $182,344 in 2025. The substantial increase reflects continued advancement of the OTS program in early clinical development. Current-period costs include expanded development and manufacturing activities, GMP production of Bria-BRES+ and Bria-PROS+, regulatory and analytical support, and operational activities necessary to support ongoing evaluation of the next-generation Bria-OTS+ platform. The increased investment aligns with the program’s progression and the expansion of OTS across multiple solid tumor indications.

General and Administrative Expenses

For the three-month period ended April 30, 2026, general and administrative expenses were $1,654,121, compared to $1,518,059 for the three-month period ended April 30, 2025. The increase was primarily attributable to higher shareholder communications expense, which increased from $146,616 in 2025 to $307,058 in 2026, higher share-based compensation of $256,208 in 2026 compared to $188,322 in 2025, increased consulting expenses from $44,222 in 2025 to $98,621 in 2026, and higher wages and salaries, which increased from $325,926 in 2025 to $359,873 in 2026. These increases were partially offset by lower professional fees, insurance expense, regulatory, filing and transfer agent fees, and travel expenses.

Financial income, net

For the three-month period ended April 30, 2026, the Company recorded net financial income of $186,970, compared to net financial expense of $9,762 in the same period of 2025. The increase is mainly attributable to higher interest income and lower interest expense. For the three-month period ended April 30, 2026, financial income was comprised of $219,220 of interest income, $29,631 of interest expense and $2,619 foreign exchange loss.

Profit (loss) for the period

For the three-month period ended April 30, 2026, the Company reported a net loss of $7,237,055, compared to $6,224,929 for the same period in 2025. The higher loss primarily reflects higher operating expenses, including increased research and development spending as the Company continued to advance its pivotal Phase 3 trial, including higher clinical-site activity, investigational product costs, and supporting operational infrastructure.

Results of Operations for the Nine Months Ended April 30, 2026 and 2025

	Nine months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating Expenses:
Research, development, and clinical trial expenses	$18,704,005	$14,160,314
General and administrative expenses	4,770,998	4,490,216
Total operating expenses	23,475,003	18,650,530

Operating loss	(23,475,003)	(18,650,530)
Financial income, net	430,205	69,310
Change in fair value of the warrant liability	265,818	366,024
Unrealized gain on investment	137,830	-
Share of loss on equity investments	(171,126)	(176,837)
Net loss for the period	$(22,812,276)	(18,392,033)
Net loss attributable to non-controlling interest	(228,384)	(171,536)
Net loss for the period attributable to BriaCell	(22,583,892)	(18,220,497)
Net loss per share attributable to BriaCell – basic and diluted	$(5.73)	$(67.08)
Weighted average number of shares used in computing net basic and diluted earnings per share of common stock	3,942,959	271,639

Research, Development, and Clinical Trial Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory; and (ii) Clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research, development, and clinical trial costs by nature of expenses:

	Nine months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Clinical trial sites and Investigational drug costs	$12,642,837	$9,732,786
Wages and salaries	4,677,662	3,544,267
Laboratory Rent	385,610	342,990
Supplies	568,727	341,878
Depreciation	74,871	68,517
Professional fees	15,852	9,826
Share-based compensation	338,446	120,050
	$18,704,005	$14,160,314

For the nine-month period ended April 30, 2026, research, development, and clinical trial expenses were $18,704,005, compared to $14,160,314 for the same period in 2025. The increase was primarily driven by higher clinical trial sites and investigational drug costs, which increased from $9,732,786 in 2025 to $12,642,837 in 2026, reflecting the advancement of the Company’s clinical development programs. Wages and salaries increased from $3,544,267 in 2025 to $4,677,662 in 2026, due to increased headcount and personnel supporting clinical and development activities. Laboratory rent increased from $342,990 in 2025 to $385,610 in 2026, while supplies increased from $341,878 in 2025 to $568,727 in 2026, reflecting higher clinical and laboratory activity. Share-based compensation increased from $120,050 in 2025 to $338,446 in 2026, reflecting a higher level of equity-based awards outstanding during the period.

Clinical trial expenses for the period are as follows:

	Nine months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Bria-IMT™ Pivotal Phase 3 study	$10,816,541	$8,797,505
Bria-IMT™ Phase 1/2a	519,986	699,356
Bria-OTS™ Phase 1/2a	2,965,488	325,539
	$14,302,014	$9,822,400

Clinical trial expenses for the nine months ended April 30, 2026, were $14,302,014, compared to $9,822,400 during the same period in 2025. The increase reflects sustained investment in the Bria-IMT™ pivotal Phase 3 program and significant advancement of the Bria-OTS™ Phase 1/2a program as it progresses through early clinical development. These programs continue to be the primary drivers of the year-over-year increase in clinical trial expenses.

For the nine-month period ended April 30, 2026, Bria-IMT™ Pivotal Phase 3 Study costs were $10,816,541, compared to $8,797,505 in 2025. The increase reflects continued patient enrollment, expansion of clinical sites, increased clinical site activity, CRO services, central laboratory testing, and clinical supply management associated with the ongoing progression of the Phase 3 study. Spending levels during the period are consistent with maintaining operational momentum as the trial advances toward planned interim analyses.

For the nine-month period ended April 30, 2026, Bria-IMT™ Phase 1/2a expenses were $519,986, compared to $699,356 in 2025. The decrease reflects the continued wind-down of the program following completion of primary activities in fiscal 2024. Current-period costs primarily relate to residual close-out procedures, data management, and limited follow-up activities. Expenses are expected to decline further as final wrap-up activities conclude.

For the nine-month period ended April 30, 2026, Bria-OTS™ Phase 1/2a expenses were $2,965,488, compared to $325,539 in 2025. The substantial increase reflects continued advancement of the OTS program into early clinical development. Costs incurred during the period include expanded development and manufacturing activities, GMP production of Bria-BRES+ and Bria-PROS+, regulatory and analytical support, and operational activities necessary to support ongoing evaluation of the next-generation Bria-OTS+ platform. The increased investment aligns with the program’s progression and expansion across multiple solid tumor indications.

General and Administrative Expenses

For the nine-month period ended April 30, 2026, general and administrative expenses amounted to $4,770,998, compared to $4,490,216 for the same period in 2025. The increase was primarily driven by higher shareholder communications expenses, which increased from $425,804 in 2025 to $860,951 in 2026, as well as higher wages and salaries, which increased from $951,371 in 2025 to $1,228,753 in 2026. These increases were partially offset by lower professional fees, which decreased from $875,632 in 2025 to $667,463 in 2026, and lower travel expenses, which decreased from $265,617 in 2025 to $106,439 in 2026.

Financial income, net

For the nine-month period ended April 30, 2026, financial income amounted to $430,205, compared to $69,310 for the nine-month period ended April 30, 2025. Financial income for the 2026 period consisted of $462,827 in interest income, an interest expense of $29,631 and a $2,991 foreign exchange loss. In comparison, financial income for the 2025 period included $86,514 in interest income, an interest expense of $36,979 and a $19,775 foreign exchange gain. The increase in financial income from 2025 to 2026 was primarily due to higher interest income, reflecting increased cash and cash equivalents available for investment in interest-bearing funds.

Loss for the period

The Company reported a loss of $22,812,276 for the nine-month period ended April 30, 2026, compared to $18,392,033 for the same period in 2025. The increase in loss was primarily driven by higher research, development and clinical trial expenses, which rose to $18,704,005 in 2026 from $14,160,314 in 2025 as the Company advanced its clinical programs.

Liquidity, Capital Resources and Going Concern Uncertainty

As of April 30, 2026, the company had a positive working capital balance of $21,802,678 (July 31, 2025 positive balance of $15,948,588).

As of April 30, 2026, the Company has total assets of $27,071,310 (July 31, 2025 - $ 21,649,706), working capital of $21,802,678 (July 31, 2025 – positive balance of $15,948,588) and an accumulated deficit of $134,339,456 (July 31, 2025 - $111,755,564).

As of April 30, 2026, the Company’s capital resources consist primarily of cash and cash equivalents, comprising mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of April 30, 2026 was $134,339,456 and negative cash flows from operating activities during the nine-month period ended April 30, 2026 was $22,692,452. The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2025, the Company raised $50.9 million in gross proceeds from equity financings and, in January 2026, completed a public offering generating approximately $30 million in gross proceeds. However, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

During the period ended April 30, 2026, the Company’s overall position of cash and cash equivalents decreased by $3,613,587 from the period ended July 31, 2025 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the nine-month period ended April 30, 2026, was $22,692,452 as compared to $20,038,075 for the nine-month period ended April 30, 2025.

Net cash used in investing activities during the nine-month period ended April 30, 2026, was $8,795,576 as compared to $225,000 for the nine-month period ended April 30, 2025. During 2026, this was primarily from the net purchase of short-term investments.

Cash gained in financing activities for the nine-month period ended April 30, 2026, was 27,874,441 as compared to 31,891,239 for the nine-month period ended April 30, 2025. During both periods, this was primarily from the proceeds of the issuance of shares in various financings.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

None.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

New Accounting Policies Adopted

The Company did not adopt any new accounting policies during the period ended April 30, 2026.

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

Liquidity Risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities as they come due. As of April 30, 2026, the Company has total assets of $27,071,310 (July 31, 2025 - $21,649,706) and a working capital balance of $21,802,678 (July 31, 2025 – working capital balance of $15,948,588).

Market Risk

Interest rate risk

Interest Rate risk is the risk that the fair value of a financial instrument will fluctuate because of changes in market interest rates. Loans payable include both fixed and variable interest rates; however, the Company does not believe it is exposed to material interest rate risk.

Price risk

As the Company has no revenues, price risk is remote.

Exchange risk

The Company is exposed to foreign exchange risk as a portion of the Company’s transactions occur in Canadian Dollars (mainly costs relating to being a public company in Canada) and, therefore, the Company is exposed to foreign currency risk at the end of the reporting period through its Canadian denominated accounts payable and cash. As of April 30, 2026, a 5% depreciation or appreciation of the Canadian dollar against the US dollar would not have a material effect on the total loss and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended April 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended April 30 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BRIACELL THERAPEUTICS CORP.

June 9, 2026	By:	/s/ William V. Williams
	Name:	William V. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

June 9, 2026	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

