Form 10-K
period 2026-07-31
BriaCell Therapeutics Corp.
filed 2026-10-28
CIK 1610820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $4.30 per share, which was the last sale price of the common shares as of January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, was $37,400,450.

As of October 28, 2026, 8,732,381 shares of the registrant’s common shares, no par value per share, were issued and outstanding.

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

●	Pre-clinical studies and initial clinical trials are not predictive of future results;
●	We are reliant on third-parties to carry out a portion of our business
●	We are developing novel technologies which may not be effective or safe;
●	We may not successfully develop, maintain and protect our proprietary products and technologies;
●	Although BriaCell is not currently aware of any generic cell therapies, if the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
●	Changes in legislation and regulations may affect our ability to generate revenue and profitability
●	There is substantial doubt about our ability to continue as a going concern
●	We are dependent on our key personnel;
●	We have an unproven market for our product candidates;
●	We are a pre-revenue clinical stage company;
●	Short sellers may be manipulative and may drive down the market price of our common shares;
●	Future issuance of our common shares could dilute the interests of existing shareholders

PART I

ITEM 1. BUSINESS

BUSINESS

Overview of the Company

BriaCell Therapeutics Corp. (“Briacell” or the “Company”) is a clinical-stage biotechnology company that is developing novel immunotherapies to transform cancer care. Immunotherapies have come to the forefront in the fight against cancer as they harness the body’s own immune system to recognize and destroy cancer cells. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune check point inhibitor (Retifanlimab®) in a pivotal1 Phase 3 study in metastatic breast cancer (listed on ClinicalTrials.gov as NCT06072612). Bria-IMT™ is currently under Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) intended to accelerate the review process of novel treatments that address unmet medical needs. Positive completion of the pivotal study, following review by FDA, could lead to full approval of the Bria-IMT™ immune checkpoint inhibitor combination in metastatic breast cancer.

BriaCell has reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with median overall survival of 13.3 months for the Phase 3 sequence in BriaCell’s metastatic breast cancer patients vs. median overall survival reported in the literature and in its Phase 2 study of Bria-IMT™ combination study with Retifanlimab®. Additionally, BriaCell reported median overall survival of 16.6 months in Phase 2 Bria-IMT™ study patients treated in combination with immune checkpoint inhibitor in patients treated with the Phase 3 formulation since 2022 (post-COVID). A completed Bria-IMT™ Phase 1/2 combination study with Retifanlimab® (an anti-PD1 antibody manufactured by Incyte Corporation (“Incyte”) confirmed tolerability and early-stage efficacy (listed on ClinicalTrials.gov as NCT03328026).

BriaCell Phase 1/2 Study of Bria-OTS™, the Company’s personalized off-the-shelf immunotherapy, in metastatic breast cancer is ongoing (listed on ClinicalTrials.gov as NCT06471673). The first patient treated with 4 inoculations of cells (single agent) demonstrated complete resolution of a lung metastasis.

BriaCell is currently developing Bria-OTS™ and its advanced form, Bria-OTS+™, as a platform technology for personalized off-the-shelf immunotherapies for numerous types of cancer. The Company announced it has received from the FDA permission to proceed with Phase 1/2a clinical studies of Bria-BRES+™ for breast cancer and Bria-PROS+™ for prostate cancer with open Investigational New Drug Applications (INDs) for both. BriaCell recently announced progress in developing Bria-OVA+, its next generation, personalized, off-the-shelf, cell-based immunotherapy for ovarian cancer, and Bria-MEL+, its personalized whole cell melanoma immunotherapy vaccine candidate has achieved a key genetic engineering milestone advancing the program toward clinical development.

Market

It is estimated by American Cancer Society Cancer Facts and Figures 2026, that approximately 324,580 people (321,910 women and 2,670 men) will be diagnosed with breast cancer in the United States in 2026. That means that every two minutes an American woman is diagnosed with breast cancer and more than 42,670 are projected to die in 2026. Although about 100 times less common than in women, breast cancer also affects men. It is estimated that the lifetime risk of men getting breast cancer is about 1 in 1,000, and the American Cancer Society estimates that approximately 2,670 new cases of invasive male breast cancer will be diagnosed and approximately 530 men will die from breast cancer in 2026.

According to the May 2026 “Global Oncology Trends 2026” report by the IQVIA Institute, the global market for cancer drugs (including immunotherapy drugs) is expected to reach nearly $467 billion by the end of 2030.

1 “Pivotal” is an industry term referring to a Phase 3 clinical study intended to show and confirm the safety and efficacy of a treatment.

2 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022.

About 13% of women will be diagnosed with breast cancer at some point during their lifetime. In 2025, over 4 million women were living with breast cancer in the United States. Approximately 83% of cases present as invasive breast cancer. Approximately 6% of new breast cancer diagnoses are Stage IV (metastatic breast cancer (“MBC”), which has already spread to other organs). Twenty to thirty percent of all women diagnosed with breast cancer will develop MBC. Breast cancer can be subdivided based on receptor status - the hormone receptors for estrogen (ER) and progesterone (PR), collectively referred to as hormone receptors (HR), and the Her2/neu growth factor receptor (HER2). Based on the latest SEER statistics, 68% were found to be HR+/HER2−, 10% were triple-negative (HR−/HER2−), 10% were HR+/HER2+, and 4% were HR−/HER2+.1

The majority (64%) of breast cancers diagnosed in 2015-2021 were localized, while the remainder were either regional (spread to lymph nodes; 28%), metastatic/distant (6%), or unknown (2%). Stage at diagnosis is a key determinant for survival outcome, as evidenced by the 5-year relative survival rates for patients with localized, regional, or distant breast cancer of 100%, 87.2%, and 32.6%, respectively. It is estimated that the number of women in the US living with MBC is projected to increase to over 240,000 by 20302. For those with metastatic disease at diagnosis, their 5-year survival rate is 30%.1 For patients who develop MBC after initially having localized disease, if they had a good response to treatment (i.e. a disease-free interval of more than 24 months), their survival rate is similar to that of patients with MBC at initial diagnosis, but if their disease-free interval is less than 24 months, their prognosis is worse.4 We currently propose that Bria-IMT’s™ indication will be for the treatment of patients with MBC who have no approved alternative therapies available. Similarly, another study showed that the median overall survival among patients with de novo stage IV MBC was 39.2 months, while for patients with relapsed disease it was 27.2 months.5 Median progression free survival after first-line therapy is only 9 months and the survival benefit decreases with subsequent lines of therapy.6 One study showed that of 386 patients with MBC, 374 (97%) received first-line therapy, 254 (66%) received second-line therapy, 175 (45%) received third-line therapy, and 105 (27%) received therapy beyond third-line.7 More recent data indicates that for patients with MBC who have received 2 or more prior lines of therapy, median survival is 5.9-9.8 months.

For further information on our lead candidate Bria-IMT™ clinical development, see “Bria-IMT™” in the “Products /Pipeline” section.

1 See https://www.cancer.org/content/dam/cancer-org/research/cancer-facts-and-statistics/annual-cancer-facts-and-figures/2026/2026-cancer-facts-and-figures.pdf and SEER Cancer Stat Facts: Female Breast Cancer. National Cancer Institute. Bethesda, MD, https://seer.cancer.gov/statfacts/html/breast.html.

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

Competition

Currently available therapeutic options for breast cancer offer hope for patients, but there continues to be room for improvement. Evaluating response rates (partial and complete responses = ORR), progression free survival (“PFS”) and overall survival (“OS”) from recent clinical trials in similar late-stage subjects with metastatic or recurrent breast cancer indicate that response rates range from 3-5% with PFS from 1.6 to 2.3 months1, and OS from ~7 to 14 months2.

MBC treated with second or higher lines of therapy has a poor prognosis and few effective therapies that consistently induce long-term remission, which indicates the market demand and clinical need for new and improved therapeutic drugs and treatment options in order to improve these response outcomes and patient survival rates. Thus, Bria-IMT™ has the potential to induce long-term remission, especially in combination with immunotherapies.

There are cancer vaccines in development for breast cancer, including but not limited to TPIV200 (Marker Therapeutics, Inc.), AE-37 (Antigen Express), and Stimuvax (Merck KgA). While these development candidates are aimed at different targets, and AE-37 has published data in the HER2 breast cancer patient population, there is no guarantee that any of these compounds will, in the future, be indicated for treatment of low-to-intermediate HER2 breast cancer patients and become directly competitive with Bria-IMT.

1 Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744; Tripathy D, et al. JAMA Oncol. 2022 Nov 1;8(11):1700-1701; O’Shaughnessy J, et al. Breast Cancer Res Treat. 2022 Sep;195(2):127-139.

2 Rugo, H. S., et al. The Lancet, 402(10411), 1423–1433; Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744.

While there are many biotech companies working to create an effective breast cancer therapeutic vaccine, a significant gap remains in the effectiveness and safety of second or higher lines of therapy. The most studied targeted immunotherapy, Neuvax (Galena), a HER2 peptide vaccine, failed a Phase 3 trial, but there is encouraging data to support at least three ongoing clinical trials combining trastuzumab with HER2 epitope immunogens.1 The National Cancer Institute (“NCI”) randomized trial adding PANVAC (a poxviral-based immunogen) to docetaxel increased the median PFS from 3.9 months to 7.9 months and is to be used as a basis for larger, more sophisticated clinical trials.2 An immunogen targeting a carbohydrate antigen, globo-H, was associated with improved PFS, but only in the subset able to mount antibody responses.3 A Johns Hopkins breast cancer trial using a breast cancer cell line transfected with the gene for GM-CSF has not been positive but, using the same cell line with trastuzumab, 40% of patients enjoyed clinical benefit (CR+PR+stable) at one year.4 Finally, the study of targeted cancer immunotherapies in combination with other therapies is receiving much attention, particularly combination with checkpoint inhibitors.5

There are several other approaches to developing targeted breast cancer immunotherapies. These include using peptide cocktails, a triple peptide regimen, recombinant HER2, antigen-pulsed dendritic cells, DNA immunogens, whole cell allogeneic GM-CSF secreting SKBR3 or T47D cells, an (HLA)-A2/A3-restricted immunogenic peptide derived from the HER2 protein, oxidized mannan-MUC1, and personalized peptide immunogens.

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

Cancer immunotherapy has become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Generally, our principal competitors in the cancer immunotherapy market comprise both companies with currently approved products for various indications, such as manufacturers of approved bispecific antibodies, CAR-T cells, and checkpoint inhibitors, as well as companies currently engaged in cancer immunotherapy clinical development. The large and medium-size players who have successfully obtained approval for cancer immunotherapy products include Bristol-Myers Squibb Company, Merck & Co., Inc., Genentech, Inc. (a subsidiary of Roche Holding AG), AstraZeneca PLC, Celgene Corporation, Johnson & Johnson/Janssen Pharmaceuticals, Amgen, Novartis, Acerta Pharmaceuticals (a subsidiary of AstraZeneca), Juno Therapeutics, Inc. (a subsidiary of Celgene), Kite Pharma, Inc., a wholly-owned subsidiary of Gilead Sciences, Inc. and Pfizer, Inc./EMD Serono, Inc.

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

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and gain market share. For patients with early-stage breast cancer, adjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease-free survival. Adjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug trastuzumab (HERCEPTIN), alone or in combination with pertuzumab (PERJETA), both manufactured and marketed by Roche/Genentech, may be given to patients with tumors with high expression of HER2 (IHC 3+), as well as other novel targets such as MUC1, which may be useful in treating breast cancer. In addition, the FDA approved the first ever immunotherapy regimen for breast cancer to the Roche/Genentech PD-L1 checkpoint inhibitor atezolizumab (TECENTRIQ), combined with Celgene’s nab-paclitaxel (ABRAXANE) for TNBC that cannot be removed with surgery and is locally advanced or metastatic.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and have greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for cancer immunotherapy products and achieving widespread market acceptance. Our competitors’ treatments may be more effectively marketed and sold than any products we may commercialize, thus causing limited market share before we can recover the expenses of developing and commercializing our cancer immunotherapy product candidates.

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

Products/Pipeline

Description of the Business - Clinical and Pre-clinical Trials

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

The design of the study is shown here.

The patients had advanced breast cancer as shown here.

N (%)
Age, Median (Range)	61 (38-81) years
BMI, Median (Range)	28.1 (18.1-42.7)
Race/Ethnicity
● White	42 (78%)
● Black	6 (11%)
● Hispanic	10 (19%)
● Asian	3 (6%)
● Other	3 (6%)
ECOG
● ECOG 0	29 (54%)
● ECOG 1	25 (46%)
Tumor Grade
● Grade 1	6 (11%)
● Grade 2	15 (28%)
● Grade 3	30 (56%)
● Unknown	3 (5%)
Prior systemic therapy, Median (Range)	6 (2-13)
Previous therapies
● Antibody Drug Conjugate	23 (44%)
● Checkpoint Inhibitor	11 (20%)
● CDK4/6 inhibitors	34 (63%)
Metastatic or Recurrent Target Lesion sites
● Brain	4 (7%)
● Liver	25 (46%)
● Lung	10 (19%)
● Bone	12 (22%)
● Other	27 (50%)
Metastatic Breast Cancer Subtype
● HER2+	2 (4%)
● HR+/HER2-	31 (57%)
● TNBC	17 (31%)
● HER2low/HR+	4 (7%)

Treatment with the combination regimen was generally well tolerated as shown here.

There was no statistically significant difference in Progression Free Survival (PFS) based on order of administration (CPI in cycle 1 or delayed to cycle 2). There was a significant effect of PFS of formulation as shown here.

Data presented at ASCO 2026

https://www.asco.org/abstracts-presentations/261300

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

The Bria-IMT™ regimen, using the Phase 3 formulation, with a CPI has shown a median overall survival (OS) of 13.3 months for all patients by the Kaplan Meier method, as shown in the Figure below. For patients treated since 2022, the median OS was estimated at 16.6 months.

Figure B. Overall Survival of Patients with Metastatic Breast Cancer treated with the Bria-IMT™ regimen using the Phase 3 formulation with a CPI.

Data presented at ASCO 2026

https://www.asco.org/abstracts-presentations/261300

ClinicalTrials.gov ID NCT03328026

1 Cortes J, et al. Annals of Oncology 2018; Kazmi S, et al. Breast Cancer Res Treat. 2020 Aug 17; O’Shaughnessy J et al. Breast Cancer Res Treat. 2022; Tripathy D, et al. JAMA Oncol. 2022; Bardia A, et al. J Clin Oncol. 2024 May 20;42(15):1738-1744.

In its Phase 2 study of Bria-IMT plus check point inhibitors (CPI), outperformed ADC drugs in hormone receptor positive (HR+) metastatic breast cancer (MBC) patients. In BriaCell’s Phase 2 clinical study in late-stage MBC, 24 of 37 patients treated with the Phase 3 Bria-IMT formulation were identified as having HR+ breast cancer. As shown in Table 1, the survival data of these 24 patients (13.4 months) and for those treated since 2022 (14.3 months) is similar to those from the phase 3 study of the current ADC standard of care TRODELVY® (14.4 months) and exceeds those treated with chemotherapy (11.3 months). The survival data for the Bria-IMT regimen + immune check point inhibitor in the triple negative breast cancer (TNBC), characterized by the absence of estrogen (ER), progesterone (PR) and human epidermal growth factor (HER2) receptors, was better than TRODELVY® and markedly higher than those of chemotherapy.

Table 1: Comparable Analysis of median overall survival (estimated using the Kaplan-Meier method) for the BriaCell Phase 2 study of BriaCell’s Bria-IMT™ plus CPI versus other drugs in MBC patient subsets.

Treatment	Breast Cancer Type	Median # of prior lines of therapy		Median OS (months)

Bria-IMT™ plus CPI*	HR+	6		14.3
TRODELVY®[1] (sacituzumab govitecan-hziy)	HR+	4		14.4
Single agent chemotherapy	HR+	4		11.3

Bria-IMT™ plus CPI*	TNBC	6		16.1
TRODELVY®[1] (sacituzumab govitecan-hziy)	TNBC	3	**	11.8
Single agent chemotherapy	TNBC	3	**	6.9

* Patients treated with the Phase 3 formulation since 2022

** Number of prior chemotherapy-containing regimens

1.	https://www.gilead.com/-/media/files/pdfs/medicines/oncology/trodelvy/trodelvy_pi.pdf Abbreviations:

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

References: Data is shown for the intent to treat population for the control group treated with treatment of physician’s choice, which is the comparator in the BriaCell phase 3 study

1. Bardia A, et al. Final Results From the Randomized Phase III ASCENT Clinical Trial in Metastatic Triple-Negative Breast Cancer and Association of Outcomes by Human Epidermal Growth Factor Receptor 2 and Trophoblast Cell Surface Antigen 2 Expression. J Clin Oncol. 2024 May 20;42(15):1738-1744.

2. Tripathy D, Tolaney SM, Tagliaferri M. Etirinotecan Pegol Treatment for Patients With Metastatic Breast Cancer and Brain Metastases-Reply. JAMA Oncol. 2022 Nov 1;8(11):1700-1701. jamaoncol.2022.4346. PMID: 36136348. This paper describes patients with brain metastases.

3. O’Shaughnessy J, et al. Analysis of patients without and with an initial triple-negative breast cancer diagnosis in the 3 randomized ASCENT study of sacituzumab govitecan in metastatic triple-negative breast cancer. Breast Cancer Res Treat. 2022 Sep;195(2):127-139.

●	~4 months median progression-free survival (PFS) twice that seen in comparable patients treated with best available therapy, including antibody-drug conjugate (ADC) resistant patients[1,2,3]
●	Clinical benefit seen in 55% of evaluable patients in all subtypes of breast cancer

➢	Compared with 7-10% in comparable patients treated with best available therapy (the comparator for Phase 3)

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

Baseline tumor status

➢	Extensive proptosis (eye bulging) & brain (temporal lobe) metastasis

Marked tumor reduction at 11 months

➢	Near complete proptosis resolution at 3 months with orbit (eye socket) tumor: 42 mm → 28 mm
➢	Brain temporal lobe tumor: 22 mm → 0
➢	Overall, 56% reduction (PR)
➢	Improvement in eye pain and reduction in tumor markers

She remained on study for 24 months

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

The first interim analysis will be at 144 events (mortalities). If the hazard ratio (HR) is ≤ 0.6, BriaCell will submit a Biologics License Application (BLA). If the HR is > 0.6, the study will continue to completion with HR target of 0.7. Either of these could result in full approval of the Bria-IMT™ CPI combination regimen in advanced metastatic breast cancer.

The successful completion of the pivotal study would allow BriaCell to subsequently submit a Biologics License Application and accelerate the path to commercialization. The Phase 3 study has multiple locations throughout the USA as noted in the ClinicalTrials.gov listing https://clinicaltrials.gov/study/NCT06072612.

The independent Data Safety Monitoring Board (DSMB), a group of experts who review and monitor safety data of a clinical study to determine if a study should continue, be modified, or be halted early, has periodically reviewed safety data from BriaCell’s pivotal randomized Phase 3 study of Bria-IMT™ plus an immune checkpoint inhibitor (CPI) combination regimen (ClinicalTrials.gov NCT06072612) in metastatic breast cancer. As of September 14, 2026, the DSMB had issued seven consecutive positive recommendations, in each case identifying no safety concerns and recommending continuation of the study.

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

Recent Developments

During the period from August 1, 2025, through to the date of this report, we announced a number of corporate, financing and R&D developments. For a description of the August 2025 share consolidation, see “Financings and share consolidations” below.

Throughout this time period, there were several important updates on the ongoing pivotal Phase 3 study of Bria-IMT™ in patients with advanced metastatic breast cancer, including accelerating enrollment, adding additional clinical sites, and several positive Data Safety Monitoring Board meetings. Some of these are detailed below.

We also strengthened our non-dilutive funding and external collaborations. On August 13, 2025, we announced acceptance into Memorial Sloan Kettering Cancer Center’s (MSK’s) 2025 Therapeutics Accelerator Cohort program for the Bria-OTS+™ platform, which includes the Bria-BRES+™ product candidate for breast cancer, and on October 21, 2025, we announced a related collaboration with MSK’s Therapeutics Accelerator program that includes support for manufacturing, IND development and clinical protocol work for a planned Phase 1 study of Bria-BRES+ in breast cancer.

On August 25, 2025, we reported that we had been awarded a US$2.0 million Small Business Innovation Research (SBIR) grant from the U.S. National Cancer Institute (NCI) to advance Bria-PROS+™ in prostate cancer, providing non-dilutive funding to support manufacturing and planned clinical evaluation activities for this program.

On September 14, 2026, BriaCell announced that the independent Data Safety Monitoring Board (DSMB), an independent group of experts who review and monitor safety data of a clinical study to determine if a study should continue, be modified, or be halted early, issued its seventh consecutive positive recommendation following review of clinical data from BriaCell’s pivotal Phase 3 Bria-ABC study of Bria-IMT plus immune checkpoint inhibitor (CPI) in patients with metastatic breast cancer (NCT06072612). The Data Safety Monitoring Board (DSMB) stated no safety concerns, and recommended continuation of BriaCell’s pivotal Phase 3 study of Bria-IMT™ plus a CPI in MBC.

On December 9, 2025, BriaCell announced that patient enrollment is on track for 1H2026 topline data readout with over 230 patients screened and over 160 patients enrolled in BriaCell’s pivotal Phase 3 study in metastatic breast cancer (MBC).

Presentation Title: Survival Results of Phase II Bria-IMT Allogeneic Whole Cell-Based Cancer Vaccine Maturing positive Phase 2 data continue to support the potentially meaningful clinical benefit of the Bria-IMT regimen and the ongoing pivotal Phase 3 study is further evaluating this immunotherapy and the role of biomarkers in predicting patient response.

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

On December 10, 2025, BriaCell presented three posters highlighting robust survival and clinical benefit data in Phase 2, plus positive key biomarker data from the pivotal Phase 3 study of Bria-IMT™ plus immune check point inhibitor (CPI) at the San Antonio Breast Cancer Symposium (SABCS®) 2025. Data from the Phase 3 study continues to support biomarkers to identify patients who benefit from treatment with BriaCell’s regimen. Additionally, maturing Phase 2 study data continues to support meaningful clinical benefit of the Bria-IMT regimen with outstanding long-term survival. Importantly, no toxicity related discontinuations were reported in the Phase 3 study. Summaries of the studies are shown here.

On December 18, 2025, BriaCell announced that its Phase 3 Bria-IMT™ clinical trial in metastatic breast cancer was prominently and independently featured in the Nature Medicine Year In Review’s publication, “Eleven clinical trials that will shape medicine in 2026”. Nature Medicine asked leading researchers to name their top clinical trial for 2026, from long-awaited vaccines for infectious diseases to new treatments for advanced cancers and long COVID. BriaCell’s Phase 3 clinical trial in metastatic breast cancer featured as “clinical trial to watch in 2026”

On January 27, 2026, BriaCell Highlighted extended >18-47 months survival in Phase 2 metastatic breast cancer patients. 9 of 25 BriaCell patients treated since 2022 remained alive >18-47 months post enrollment, markedly exceeding benchmarks reported for standard of care therapies in similar patient populations.

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

Example 1: Patient 11-018

A 66-year-old woman with ER+/PR+/HER2+ metastatic breast cancer, heavily pretreated with 8 prior lines of therapy, including an antibody-drug conjugate (Enhertu), remains alive 27 months post-enrollment. At baseline, she presented with metastatic involvement of the right orbit (behind the eye), right temporal lobe of the brain and multiple skeletal sites. Following treatment, she achieved complete resolution of the temporal lobe metastasis, substantial improvement in the orbital lesion and stable disease in the bone. She remained on study for 26 months after initiating treatment and receiving 35 cycles of therapy. Images through 20 months for this patient have been previously described (link). Shown here are updated images through 2 years with measurements superimposed (through 18 months for the temporal lobe brain metastases).

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

Example 3 Images (Patient 15-006): Combined MRI and CD8 ImmunoPET images Pre (A) and Post (B) Bria-IMT treatment

The Phase 2 study enrolled 54 heavily pre-treated metastatic breast cancer patients (median six prior therapies) who received the Bria-IMT regimen plus a checkpoint inhibitor. Of these, 37 patients were treated with the same formulation now being evaluated in the pivotal Phase 3 study (NCT06072612). Significantly, no Bria-IMT related discontinuations have been reported to date.

On April 20, 2026, BriaCell presented positive Phase 3 quality of life (QOL) data in heavily pretreated metastatic breast cancer patients with prior failed ADC, CPI, and CDK4/6 inhibitor treatments at the 2026 American Association for Cancer Research (AACR) annual meeting. The data showed preservation of QOL in patients who had been on multiple prior failed therapy attempts. Additionally, we showed identification of potential prognostic biomarkers upon further analyses of Phase 2 Bria-IMT™ study data.

On April 27, 2026, BriaCell announced that it has six clinical data presentations at the American Society of Clinical Oncology (ASCO 2026) meeting.

On May 7, 2026, and May 13, 2026, BriaCell announced the addition of NYU Langone Health’s Perlmutter Cancer Center and Penn Medicine’s Abramson Cancer Center, respectively, as clinical sites in the Bria-ABC pivotal breast cancer study. On May 12, 2026, BriaCell announced that enrollment in the Bria-ABC pivotal breast cancer study had surpassed 230 patients.

On May 22, 2026, BriaCell announced positive clinical data from three clinical data poster presentations and three publication-only abstracts at the 2026 ASCO Annual Meeting. The presentations included two poster presentations featuring data from BriaCell’s ongoing pivotal Phase 3 study of Bria-IMT plus an immune checkpoint inhibitor, Bria-ABC (ClinicalTrials.gov identifier: NCT06072612), and one poster highlighting further analyses of Phase 2 data. Final Phase 2 Bria-IMT median overall survival (OS) was reported at 16.6 months (with Phase 3 formulation). Positive Quality of Life (QOL) data from the ongoing Phase 3 study in heavily pre-treated metastatic breast cancer (MBC) patients was presented. Additionally, Biomarker analyses from the ongoing Phase 3 study confirmed predictors of anti-cancer response seen in Phase 2.

Final Bria-IMT™ Phase 2 data presented at the 2026 ASCO Annual Meeting showed 55% >1 year and 27% >2-year survival in heavily pre-treated metastatic breast cancer (MBC) patients treated with Bria-IMT regimen selected for Phase 3. TWiST analysis, which measures time without disease symptoms or significant treatment-related toxicity, showed clinically meaningful benefit in heavily pre-treated MBC patients in the ongoing Phase 3 study. Biomarker analyses from the ongoing Phase 3 study further validated potential predictors of anti-cancer response initially reported in Phase 2 study.

The details of the presentations are listed below.

Abstract Title: Survival with Bria-IMT + CPI in advanced metastatic breast cancer at 12 and 24 months.

Clinical Data: 32 Phase 2 Bria-IMT patients were randomized to receive immune checkpoint inhibitor (CPI) in the first cycle or delayed to the second cycle. Two Bria-IMT formulations were also evaluated. Patients had median age of 61 (range 41-80) and had received median 6 prior therapies (range 2-13). Treatment was well tolerated with injection site reactions, mostly mild in severity, the most frequent side effect. The clinical benefit rate was 62% overall in long-term survivors. Of patients treated with the Phase 3 formulation, 10 of 21 (48%) survived over a year.

Median overall survival (“OS”) was 13.3 months for patients who initiated checkpoint inhibitor (“CPI”) therapy in Cycle 1 (as is being done in the Phase 3 Bria-ABC study) versus 7.4 months for those who initiated CPI therapy in Cycle 2 with estimated 12-month and 24-month OS rates being 50% and 25% for initiating CPI in the first cycle. Among patients who developed an immune response, as measured by delayed-type hypersensitivity (“DTH”), median OS was 11.9 months in DTH-positive patients versus 4.7 months in DTH-negative patients, with 48% versus 0% 12-month survival, respectively. Estimated 12-month and 24-month OS rates were 41% and 24%, respectively, for the entire Phase 2 population. For patients treated with the Phase 3 regimen, the median OS was 16.6 months with >55% OS at 1 year and >27% at 2 years (see Figure 1 below. Note that the CPI at C1 and IP w/o IFNγ is the Phase 3 Bria-IMT regimen). There were no treatment-related discontinuations and no unexpected safety signals.

Figure 1: Phase 2 study overall survival by sequence and formulation demonstrating extended OS with CPI at C1 and IP w/o IFNγ (Bria-IMT Phase 3 regimen)

Conclusions: In heavily pretreated MBC patients, Bria-IMT demonstrated an excellent safety profile and the emergence of a long-term survivor cohort. Durable survival rates were observed beyond 12 and 24 months. Differential survival favored the Phase 3 formulation, DTH positivity, lower baseline circulating tumor cell (CTC) levels, and early CPI sequencing. These findings support prospective validation of DTH and CTC as predictive biomarkers for effectiveness of the Bria-IMT regimen and the continued use of the Phase 3 formulation in the ongoing Phase 3 study Bria-ABC. The clinical findings further confirmed the preferred formulation for the ongoing pivotal Phase 3 study.

Abstract Title: Quality of life and treatment tolerability of Bria-IMT + CPI in metastatic breast cancer. Summary: Heavily pretreated MBC patients in the pivotal Bria-ABC study demonstrated stable global health and key functional domains. Measurements included quality of life (QOL) and time without symptoms or toxicity (TWiST). Blinded data indicated that QOL was preserved in a heavily pretreated population with prior antibody-drug conjugate (ADC), check point inhibitor (CPI), and cyclin-dependent kinase 4/6 (CDK4/6) inhibitor exposure. Clinical data demonstrates meaningful benefits without significant toxicity. Ongoing follow up will further characterize durability of patient-reported outcomes and clinical correlation. Data further supports decentralized care and potential home self-administration of the Bria-IMT+CPI regimen.

Study patients were heavily pretreated, consistent with BriaCell’s prior Phase 2 population, with a median of 6 prior systemic therapies (range: 2–14), including prior ADCs in 84%, CPIs in 27%, and CDK4/6 inhibitors in 61%. Blinded Phase 3 data suggest sustained quality of life despite advanced disease and poor prognostic characteristics. TWiST analysis demonstrated meaningful time alive without disease symptoms or significant treatment-related toxicity, supporting a favorable benefit-risk profile.

Abstract Title: Monitoring blood-based biomarkers as early predictors of progression-free survival in a randomized Bria-ABC Phase 3 trial for advanced metastatic breast cancer: An ongoing analysis.

Summary: In an ongoing analysis of heavily treated MBC patients, we observed that in the entire blinded population, 65% of patients had stability/drop in Cancer-Associated Macrophage-Like cells (CAMLs) and this significantly correlated with better progression free survival (PFS).

Results:

●	≥1 circulating tumor cells (CTC)s were found in 25% at baseline (BL) and 20% at the first on-treatment assessment(T1)
●	≥1 Cancer-associated macrophage-like cells (CAMLs) were found in 93% at BL & 93% at T1
●	≥1 CTC significantly correlated with progression free survival (PFS) at BL, but not at T1
●	A decrease or stable CAML counts between BL and T1 (seen in 60% of patients) significantly correlated with better progression-free survival

In this ongoing blinded analysis of heavily pretreated metastatic breast cancer patients, stable or decreased CAML counts from baseline to Cycle 3 were observed in 60% of evaluable patients and significantly correlated with improved PFS. Baseline CTC positivity was associated with more rapid progression. These findings support further evaluation of CAML dynamics as a potential early blood-based biomarker of clinical outcomes in the Phase 3 Bria-ABC study.

On June 25, 2026, BriaCell announced that it has entered into a Memorandum of Understanding (“MoU”), with Uneedle, a microneedle based drug-delivery device company in the Netherlands, to support the continued use and commercial readiness of Uneedle’s proprietary microneedle technology for intradermal administration of BriaCell’s lead Phase 3 clinical candidate, Bria-IMT, for the treatment of metastatic breast cancer.

The MoU reflects the continued commitment of BriaCell and Uneedle to collaborate on the potential regulatory and commercial development of BriaCell’s cell-based immunotherapy Bria-IMT. The non-binding MoU is intended to establish a plan that details scaling of Uneedle’s microneedle devices for use in commercial quantities. All activities and projections described herein are contingent upon successful regulatory approval of BriaCell’s lead Phase 3 clinical candidate, Bria-IMT, in the relevant jurisdictions.

On July 7, 2026, BriaCell announced that it has engaged Charles River Associates (CRA) (Nasdaq: CRAI) and Kaleio, Inc. to support commercial strategy, market access evaluation and brand planning for Bria-IMT. Charles River Associates (CRA) was engaged to evaluate epidemiology, pricing, prescriber dynamics, and market access potential for Bria-IMT in metastatic breast cancer in the US. Kaleio was engaged to support brand strategies and customized commercial-readiness solutions.

On July 16, 2026, BriaCell announced that the Odette Cancer Centre at Sunnybrook Health Sciences Centre, a leading cancer center in Toronto, Ontario, Canada, has joined BriaCell’s ongoing pivotal Phase 3 study of Bria-IMT plus an immune checkpoint inhibitor in metastatic breast cancer (ClinicalTrials.gov identifier: NCT06072612).

On September 8, 2026, BriaCell announced that Memorial Sloan Kettering Cancer Center (MSK) has joined BriaCell’s ongoing pivotal Phase 3 study of Bria-IMT™ plus an immune checkpoint inhibitor in metastatic breast cancer (ClinicalTrials.gov identifier: NCT06072612).

Manufacturing

We do not own or operate manufacturing facilities to produce our product candidates. We currently depend on third-party contract manufacturers for all our required raw materials, active pharmaceutical ingredients, and finished product candidate for our clinical trials. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Bria-IMT™ is currently manufactured under current Good Manufacturing Practices (“cGMP”) pursuant to agreements with University of California, Davis (“UC Davis”) and with FujiFilm Diosynth Biotechnology (“Fuji”), which is located in Thousand Oaks, California.

Pursuant to the Company’s master services agreement with Fuji, dated May 9, 2023, to manufacture Bria-IMT™, for anticipated use in clinical studies including the Phase 3 study. Fuji is a leading contract manufacturing organization with experience in the manufacturing of cellular therapies for clinical trials. Under the terms of the agreement, Fuji will be responsible for GMP manufacturing of Bria-IMT™ for anticipated use in clinical studies. Fuji’s expert team will be working closely with BriaCell’s scientific and product development teams to ensure timely production of Bria-IMT™ in compliance with applicable regulatory requirements by the FDA.

On July 15, 2026, BriaCell announced a manufacturing arrangement with FUJIFILM Biotechnologies California, a leading contract development and manufacturing organization (CDMO) specializing in cell therapies, to support the ongoing pivotal Phase 3 clinical development and potential future commercial supply of BriaCell’s lead clinical candidate, Bria-IMT.

Production and Marketing Plan

Bria-IMT™ cells grow in simple tissue culture media and are irradiated prior to inoculation. Fuji and the UC Davis GMP facility have developed a frozen formulation where the cells are grown, harvested and irradiated, followed by cryopreservation in a viable state. The cells are stockpiled and shipped directly to clinical sites for inoculation. Each lot of Bria-IMT™ is tested for potency (i.e. GM-CSF production), identity (i.e. HER2+ and ER/PR-) and adventitious agents to rule out contamination with infectious agents. To date, there have been no issues with these tests.

Marketing will target oncologists who are well-versed in the use of immunotherapy and especially breast cancer treatment centers. The initial target will be patients with metastatic or recurrent breast cancer who have failed at least two prior treatment regimens. We plan to develop the clinical data for Bria-IMT™ and to use this information to reach out to oncologists seeking additional therapeutic options for their patients. We will include in this effort a physician education campaign targeting the oncologists most likely to treat metastatic breast cancer. As these physicians become more aware of the data regarding Bria-IMT™ in breast cancer, we will make sure they also understand how best to use Bria-IMT™ in combination with other therapies that have complementary synergistic mechanisms of action. This will also come from the clinical studies described above focusing on combination therapy. Partnering with established pharmaceutical companies is also an option that we intend to pursue. Our eventual goal is to reach all oncologists who treat late-stage breast cancer.

Bria-OTS™

Bria-OTS™: Personalized Off-the-Shelf Immunotherapy

BriaCell Phase 1/2 Study of Bria-OTS™, also known as Bria-BRES™, in metastatic breast cancer is open. The Phase 1/2 clinical study is listed on ClinicalTrials.gov as NCT06471673.

●	We believe Bria-IMT™ is most effective in human leukocyte antigen (HLA) matched patients
●	Bria-OTS™ is engineered to express 15 unique HLA types through 4 independent cell lines
●	Provides matched treatment to greater than 99% of patients
●	Simple saliva test provides HLA matching for personalized off-the-shelf Bria-OTS™ immunotherapy
●	HLA matched off-the-shelf therapy is faster and less costly than other expensive and complex personalized immunotherapies
●	BriaCell announced that the first patient treated with the Bria-OTS™ cells had a complete resolution of a breast cancer tumor that had metastasized to the lung. This response was sustained at the 6 month timepoint.
●	Ongoing collaboration with the NCI to investigate the Bria-OTS™ mechanism of action
●	BriaCell has filed numerous US and international patents for Bria-OTS™
●	On May 28, 2024, BriaCell announced a clinical supply agreement with BeiGene for Bria-OTS™ first in human study. This study will evaluate the effects of Bria-OTS™ in combination with anti-PD-1 antibody tislelizumab, in advanced, late stage, heavily pretreated metastatic breast cancer.

Development of Additional Immunotherapy Cell Lines

●	An enhanced version (expressing also co-stimulatory molecules and cytokines) termed Bria-OTS+™ is in development for prostate cancer (Bria-PROS+™), lung cancer (Bria-LUNG+™), and melanoma (Bria-MEL+™) as well as breast cancer (Bria-BRES+™)
●	In September 2024, BriaCell announced positive pre-IND meeting with FDA for Bria-PROS+™ for prostate cancer
●	BriaCell received a Small Business Innovation Research (SBIR) grant from the National Cancer Institute (NCI) to further develop Bria-OTS+™
●	FDA has cleared INDs for Bria-BRES+™ (May 2026) and Bria-PROS+™ (August 2026)

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

On June 2, 2025, BriaCell presented a poster at the American Society of Clinical Oncology (ASCO) meeting on clinical data from Bria-OTS™ study in metastatic breast cancer (MBC).

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

On January 13, 2026, BriaCell reported sustained complete resolution of lung metastasis in Bria-OTS Patient (Figure 1 as shown below). 11-month sustained complete resolution of lung metastasis was observed in Bria-OTS Phase 1/2a metastatic breast cancer study. No treatment limiting toxicities were reported. The patient maintained stable disease at all other evaluable sites.

Figure 1: Treatment with Bria-OTS monotherapy resulted in 100% resolution of tumor in the right lung of the metastatic breast cancer (MBC) patient following 2 months of therapy and confirmed at 4, 6, and 11 months of therapy1 (axial and coronal views)

Bria-PROS+™ and Bria-BRES+™

On November 7, 2025, BriaCell presented robust anti-cancer activity of Bria-OTS+ in breast (Bria-BRES+™) and prostate (Bria-PROS+™) cancer models at the Society for Immunotherapy of Cancer (SITC) 2025. Bria-OTS+ represents a novel, cost-effective, off-the-shelf potent next generation cancer therapy platform. Next generation Bria-OTS+ platform demonstrated rapid, potent and durable anti-cancer activity by activating both innate and adaptive immune responses. Increased tumor cell cytotoxicity induced by both Bria-BRES+™ (breast cancer) and Bria-PROS+™ (prostate cancer) was reported. In summary, preclinical data reinforces broad potential of Bria-OTS+ platform across multiple indications. BriaCell added that lead candidates Bria-BRES+ (breast cancer) and Bria-PROS+ (prostate cancer) are completing GMP manufacturing for planned clinical trials.

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

On May 6, 2026, BriaCell announced that it has received FDA clearance to initiate clinical evaluation of Bria-BRES+™ in advanced metastatic breast cancer. The IND application opens the path to commence Phase 1/2a clinical study for Bria-BRES+ in metastatic breast cancer. Bria-BRES+ is BriaCell’s next generation personalized immunotherapy for breast cancer, and features additional immune activating components designed to enhance clinical efficacy. BriaCell has prepared clinical supplies of Bria-BRES+ and plans to initiate a Phase 1/2a clinical study in metastatic breast cancer in the coming months.

On May 14, 2026, BriaCell announced that it has completed manufacturing clinical supplies of Bria-PROS+, its next generation, personalized, off-the-shelf, cell-based immunotherapy candidate for prostate cancer. On May 15th, 2026, BriaCell announced that it is making progress in developing Bria-OVA+, its next generation, personalized, off-the-shelf, cell-based immunotherapy for ovarian cancer.

On August 5, 2026, BriaCell announced that the U.S. Food and Drug Administration (FDA) has completed its review of the Investigational New Drug (IND) application for Bria-PROS+ and issued a Study May Proceed letter, clearing the way for clinical evaluation of Bria-PROS+, its next generation, personalized, off-the-shelf, cell-based immunotherapy for prostate cancer. FDA clearance of Investigational New Drug (IND) application enables BriaCell to initiate Phase 1/2a clinical study of Bria-PROS+ in prostate cancer.

On August 24, 2026, BriaCell announced that Bria-MEL+™, its personalized whole cell melanoma immunotherapy vaccine candidate, has achieved a key genetic engineering milestone, advancing the program toward clinical development. Melanoma remains a significant unmet medical need, with approximately 112,000 new cases and 8,510 deaths expected in the US in 2026.

Soluble CD80

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

As consideration for the transfer of the exclusive license and the Credit Facility, BriaPro issued to BriaCell 23,972,589 Common Shares, increasing BriaCell’s interest in BriaPro to approximately 78% post-transaction. On March 5, 2026, the disinterested shareholders of BriaPro approved the Transaction and the Transaction closed on March 31, 2026. As of July 31, 2026, the fair value of the sCD80 and related assets was estimated by an independent third-party valuation to be approximately $1.78 million.

License Agreements

On August 4, 2022, BriaCell secured an exclusive license from the University of Maryland, Baltimore County (UMBC) to develop and commercialize sCD80 as a biologic agent for the treatment of cancer (the “UMBC Licensing Agreement”). As described above under “BriaPro Therapeutics and Antibody Development,” BriaCell sold its rights under the UMBC Licensing Agreement to BriaPro in the Transaction, which closed on March 31, 2026.

Plan of Arrangement for BriaPro Therapeutics Corp.

On August 31, 2023, the Company closed a plan of arrangement spinout transaction (the “Arrangement”). Pursuant to the Arrangement, certain pipeline assets of the Company were spun-out to BriaPro Therapeutics Corp. (“BriaPro”), including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in a two-thirds (2/3) owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders. BriaPro has acquired the entire right and interest in and to the BriaPro Assets in consideration for the issuance by BriaPro to the Company of BriaPro’s common shares. Under the terms of the Arrangement, for each common share of the Company held immediately prior to closing, the shareholders of the Company received one common share of BriaPro, and one new common share of the Company (retiring their old share) having the same terms and characteristics as the existing common shares of the Company. The Company’s common shares and public warrants remained listed on the Nasdaq Capital Market and the common shares remained listed on the Toronto Stock Exchange, and BriaPro is an unlisted reporting issuer in Canada. As part of the Arrangement, the Company obtained a third-party independent valuation for BriaPro which amounted to $1.75 million. Based on the number of issued shares of BriaPro, this amounts to $0.0365 per BriaPro share.

BriaPro is a pre-clinical stage immunotherapy company developing binding agents and proteins with the intention to boost the ability of the body’s own cancer-fighting cells to destroy cancerous tumors. Using artificial intelligence (“AI”) with Receptor AI, BriaPro will identify drug candidates.

The lead drug discovery candidates for BriaPro includes:

●	BP-80 (soluble CD80) - Immunotherapy for Cancer.
●	B7H3/Bria-TILsRx™: Multi-Specific Binding Reagents – Targeted Immunotherapy for Cancer.
●	Small Molecule Program: Protein Kinase C delta (PKCδ) Inhibitors being developed with Receptor AI.

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

Over the course of the next year, BriaPro expects to initiate clinical study of BP-80 in patients with advanced solid tumors. BriaPro expects to screen several different multi specific binding reagents for activity in vitro as well as in mouse models of cancer. BriaPro also expects to advance one candidate into IND enabling studies. Human clinical studies are expected to be initiated in the first half of 2028. In parallel, BriaPro will continue to optimize the structure of its proprietary protein kinase C delta inhibitors and advance to the candidate selection stage. Human clinical studies are expected to be initiated in the second half of 2028.

On April 10, 2025, BriaPro announced a new initiative in antibody therapeutics. The subsidiary is developing high-affinity antibodies directed against B7-H3, an immune checkpoint molecule implicated in cancer progression and expressed on many tumor types. This initiative leverages molecular modeling techniques and is backed by provisional U.S. patent filings, with international filings under the Patent Cooperation Treaty anticipated. The antibodies are expected to be incorporated into the proprietary Bria-TILsRx™ platform, which is designed to activate tumor-infiltrating lymphocytes within the tumor microenvironment.

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

On February 18, 2026, the Company and BriaPro, announced that we have entered into a definitive purchase agreement (the “Purchase Agreement”) pursuant to which BriaPro has agreed to purchase BriaCell’s exclusive license to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer and other associated assets (the “Transaction”).

On October 6, 2026, BriaCell and BriaPro announced that four abstracts featuring preclinical research from their respective immunotherapy programs have been selected for poster presentations at the Society for Immunotherapy of Cancer (SITC) 41st Anniversary Annual Meeting, taking place November 4-8, 2026, in Phoenix, AZ.

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

Soluble CD80

The patents held under UMBC Licensing Agreement are as follows (recently tranferred form Briacell to BriaPro):

USPN 8,956,619 B2

USPN 9,650,429 B2

USPN 10,377,810 B2

On February 6, 2025, BriaCell filed an international patent application under the PCT directed to whole-cell cancer vaccines expressing highly immunogenic post-translational modified antigens. The PCT application (PCT/US2025/014759) published on August 14, 2025 as International Publication No. WO 2025/171109 A1.

Employees

As of the date of this filing, we had thirty-one full-time employees, located in various US states including: NY, FL, PA, SC, NV, NJ and MN. We also have international employees located in Canada and Israel.

For the year ended July 31, 2026, the average number of employees was twenty-six, of whom four were executive management.

Research and Development Activities and Costs

For information regarding our clinical studies, please see above under the caption “Products/Pipeline.”

For the years ended July 31, 2026 and 2025, we incurred $28,631,397 and $21,150,628, respectively, of net research and development expenses (excluding share-based compensation allocated to research and development employees)

Property, Plant and Equipment

The Company does not own any real property. BriaCell’s corporate offices in Canada are located at Suite 300, Bellevue Centre, 235-15th Street, West Vancouver, BC V7T 2X1, and its corporate and research offices in the United States are located at 2929 Arch Street 3rd Floor, Philadelphia, PA 19104.

We consider our current office and laboratory space sufficient to meet our anticipated needs for the foreseeable future and suitable for the conduct of our business.

During the year ended July 31, 2026, we purchased certain laboratory equipment in the gross amount of $127,049.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. Along with third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our current or future product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of time and financial resources. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label.

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

Financings and share consolidations Summary

During the fiscal year ended July 31, 2026, BriaCell completed several financings, raising a total of approximately $34.7 million in gross proceeds before deducting fees and expenses. These transactions significantly bolstered the Company’s capital position, enhancing its ability to fund ongoing clinical trials, advance its pipeline programs, and support operational needs. The financings also demonstrate continued investor confidence in BriaCell’s immunotherapy platforms and clinical progress.

On June 2, 2026, the Company closed a public offering for the purchase and sale of 1,449,300 common shares of the Company for aggregate gross proceeds of approximately $4.7 million before deducting placement agent fees and other offering expenses (the “June 2026 Offering”). Each common share was sold at a public offering price of $3.25 per share. In connection with the June 2026 Offering, the Company issued 72,465 placement agent warrants. The placement agent warrants are immediately exercisable at an exercise price of $4.06 per share and expire five years from the date of issuance.

On January 15, 2026, the Company closed a public offering for the purchase and sale of 5,366,726 units of the Company for aggregate gross proceeds of approximately $30.0 million before deducting placement agent fees and other offering expenses (the “January 2026 Offering”). Each unit consisted of one common share (or one pre-funded warrant (“Pre-Funded Warrants”) in lieu thereof) and one warrant to purchase one common share of the Company at a combined purchase price of $5.59 per unit. 4,327,530 common shares and 1,039,196 Pre-Funded Warrants were issued. The warrants have an exercise price of $6.93 per share, are immediately exercisable, and expire five years from the date of issuance (“January 2026 Warrants”). The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.001 per share, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.001 per share) shall be required to be paid by the holder to effect any exercise of the Pre-Funded Warrants. The fair value of the Pre-Funded Warrants was based on the Company’s share price as at the corresponding valuation date. The common shares (or Pre-Funded Warrants) and January 2026 Warrants were purchased together in the offering but were issued separately. Total issuance costs associated with the offering were approximately $2,125,100, excluding the fair value of placement agent warrants.

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

Risks Related to Our Business

Pre-clinical studies and initial clinical trials are not predictive of future results

Pre-clinical tests and Phase 1/2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules.

Regulatory authorities may disagree with our analysis of data or may require the conduct of additional studies or analyses before permitting further development or marketing approval. Favorable results in early trials may not be repeated in later trials. Differences in trial design, patient populations, endpoints, statistical methodologies, or other variables between studies may lead to inconsistent results or render comparisons unreliable. Moreover, early-stage trials are often conducted with small patient cohorts drawn from limited and relatively homogeneous populations; as a result, these findings may not predict outcomes in larger or more diverse patient populations or in the commercial setting.

A number of companies in the life sciences industry have suffered significant setbacks in advanced clinical trials, even after positive results in earlier trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. Any pre-clinical data and the clinical results obtained for BriaCell’s technology may not predict results from studies in larger numbers of subjects drawn from more diverse populations or in the commercial setting and also may not predict the ability of our products to achieve their intended goals, or to do so safely.

We are reliant on third-parties to carry out a large portion of our business

The Company does not expect to have any in-house manufacturing or marketing capability. To be successful, a product must be manufactured and packaged in commercial quantities in compliance with regulatory requirements and in reasonable time frames and at accepted costs. The Company intends to contract with third parties to manufacture its products. No assurance can be given that the Company or its suppliers will be able to meet its supply requirements.

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

To be successful, an approved product must also be successfully marketed. The market for the Company’s products may be large and will require substantial sales and marketing capability. At the present time, the Company does not have any internal capability to market its products. The Company may enter into one or more strategic partnerships or collaborative arrangements with established pharmaceutical companies or other companies with marketing and distribution expertise to address this need. If necessary, the Company will establish arrangements with various partners for geographical areas. There can be no assurance that the Company can market or can enter into a satisfactory arrangement with a third party to market a product in a manner that would assure its acceptance in the marketplace. However, if a satisfactory arrangement with a third party to market and/or distribute a product is obtained; the Company will be dependent on the corporate collaborator(s) who may not devote sufficient time, resources and attention to the Company’s programs, which may hinder efforts to market the products.

Should the Company not establish marketing and distribution strategic partnerships and collaborative arrangements on acceptable terms, and undertake some or all those functions, the Company will require significant additional human and financial resources and expertise to undertake these activities, the availability of which is not guaranteed. The Company will rely on third parties for the timely supply of raw materials, equipment, contract manufacturing, and formulation or packaging services. Although the Company intends to manage these third-party relationships to ensure continuity and quality, some events beyond the Company’s control could result in complete or partial failure of these goods and services. Any such failure could have a material adverse effect on the financial conditions and result of operation of the Company.

Due to the complexity of the process of developing biopharmaceutical products, the Company’s business may depend on arrangements with pharmaceutical and biotechnology companies, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of its products. Such agreements could obligate the Company to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There can be no assurance that the Company will be able to establish or maintain collaborations that are important to its business on favorable terms, or at all.

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

The Company has signed Non-Disclosure Agreements (“NDA”) with many different third parties, as is customary in the industry. There is no guarantee that, despite the terms of the NDA which bind third parties, the Company will ultimately be able to prevent such third parties from breaching their obligations under the NDA. Use of the Company’s confidential information in an unauthorized manner is likely to negatively affect the Company.

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

Although there are currently no approved generic cell therapies that BriaCell is aware of, if the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented

We may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA.

Patient enrollment is affected by factors including:

●	prevalence and severity of the disease under investigation;

●	availability and efficacy of approved medications for the disease under investigation;

●	eligibility criteria for the study in question;

●	perceived risks and benefits of the product candidate under study;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the impact of any health epidemics, pandemics or other contagious outbreaks or geopolitical events, such as war.

We generally focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials.

Ongoing or unanticipated geopolitical may have clinical trial sites could also negatively impact our ability to initiate, enroll and retain patients in, and conduct clinical trials.

We rely clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, or result in increased development costs for our product candidates, which could have a material adverse effect on our business, financial condition and results of operations.

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

United States federal and state privacy laws, and equivalent laws of other nations, may increase our costs of operation and expose us to civil and criminal sanctions

HIPAA, and the regulations that have been issued under it, and similar laws outside the United States, contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. The HIPAA privacy rules prohibit “covered entities,” such as healthcare providers and health plans, from using or disclosing an individual’s protected health information, unless the use or disclosure is authorized by the individual or is specifically required or permitted under the privacy rules. Under the HIPAA security rules, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. While we do not believe that we will be a covered entity under HIPAA, we believe many of our customers will be covered entities subject to HIPAA. Such customers may require us to enter into business associate agreements, which will obligate us to safeguard certain health information we obtain in the course of our relationship with them, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations.

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

The protection of personal data, particularly patient data, is subject to strict laws and regulations in many countries. The collection and use of personal health data in the E.U. is governed by the provisions of Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data (the “Data Protection Directive”). The Data Protection Directive imposes a number of requirements, including an obligation to seek the consent of individuals to whom the personal data relates, the information that must be provided to the individuals, notification of data processing obligations to the competent national data protection authorities of individual E.U. member states and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the E.U. to the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the E.U. member states may result in fines and other administrative penalties and harm our business. We may incur extensive costs in ensuring compliance with these laws and regulations, particularly if we are considered to be a data controller within the meaning of the Data Protection Directive.

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

Moreover, the provisions of the Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more aggressive and frequent investigations and enforcement by both the SEC and the Department of Justice. A determination that our operations or activities violated U.S. or foreign laws or regulations could result in imposition of substantial fines, interruption of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. In addition, lawsuits brought by private litigants may also follow as a consequence.

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

Business related risks

There is substantial doubt about our ability to continue as a going concern

The Company has incurred significant losses since its inception, including net losses of $34,904,262 and $26,311,867 in the fiscal years ended 2026 and 2025, respectively, and an accumulated deficit of $146,659,826 and $111,755,564 as of July 31, 2026 and July 31, 2025, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

We face substantial competition from established pharmaceutical and biotechnology companies, many of which have greater resources than we do, and our competitive position may be adversely affected if we fail to keep pace with advances in immunotherapy

The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We face competition from established and emerging companies that are developing immunotherapies, antibody-drug conjugates and other novel treatments for metastatic breast cancer and other cancers, including companies with substantially greater financial, technical, human and other resources. If competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than our product candidates, our commercial opportunity may be reduced or eliminated. Many of our competitors also have significantly greater experience in clinical development, regulatory affairs, manufacturing and marketing, which may give them a competitive advantage. Our inability to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on our key personnel

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

Risks Related to Our Securities

If we are not able to comply with the applicable continued listing requirements or standards of the TSX or Nasdaq, the TSX or Nasdaq could delist our common shares

In order to maintain the listing of our common shares on the Toronto Stock Exchange (TSX) and the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards.

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

Financial risk

We have a history of losses, may incur future losses and may not achieve profitability

BriaCell is a development stage immune-oncology biotechnology corporation that to date has not recorded any revenues from the sale of diagnostic or therapeutic products. Since incorporation, BriaCell has accumulated net losses and expects such losses to continue as it commences product and pre-clinical development and eventually enters into license agreements for its technology. We incurred net losses of $34,904,262 and $26,311,867 in the fiscal years ended 2026 and 2025, respectively. Management expects to continue to incur substantial operating losses unless and until such time as product sales generate sufficient revenues to fund continuing operations. BriaCell has neither a history of earnings nor has it paid any dividends, and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future.

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

We have a significant number of restricted share units, options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital

As of October 28, 2026, we had outstanding restricted share units, performance share units, options and warrants to purchase 8,462,889 common shares, in the aggregate. The holders of these restricted share units, performance share units, options, and warrants are given the opportunity to profit from a rise in the market price of our common shares. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these securities are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Additionally, the exercise of these options and warrants will cause an increase of our outstanding common shares, which could have the effect of substantially diluting the interests of our current shareholders.

Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. As of October 28, 2026, we have 8,462,889 shares issuable upon exercise of restricted share units, performance share units, options and warrants. Sales of shares by these shareholders could have a material adverse effect on the trading price of our common shares. We intend to register the offering, issuance, and sale of all common shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

The market price of our common shares or Warrants may be volatile

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets. Asset value is based on which the fair market value of each asset, including goodwill and going concern value (which may be determined by reference to the market value of our common shares, which may be volatile). Our status will also depend, in part, on when and how we utilize the cash proceeds from any securities offerings our business. Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we believe that we will be classified as a PFIC for the taxable year ending July 31, 2026, and possibly for succeeding years. However, even if we are classified as a PFIC for the year ending July 31, 2026, under an exception to the PFIC classification rules, we may be able to avoid such classification altogether if we can meet certain conditions set forth in the exception. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance as to our status as a PFIC in any taxable year.

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

If estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy liquidity requirements, the Company may arrange additional financings

There is substantial doubt about our ability to continue as a going concern, and our current cash, cash equivalents and short-term investments will not be sufficient to fund our anticipated operations without additional financing. In the future, the Company may also arrange financings to give it the financial flexibility to pursue attractive acquisition or investment opportunities that may arise. The Company may pursue additional financing through various means, including equity investments, issuances of debt, joint venture projects, licensing arrangements or through other means. The Company cannot be certain that it will be able to obtain additional financing on commercially reasonable terms or at all. The Company’s ability to obtain additional financing may be impaired by such factors as the status of capital markets, both generally and specifically in the pharmaceutical and medical device industries, and by the fact that it is a new enterprise without a proven operating history. If the amount of capital raised from additional financing activities, together with revenues from operations (if any), is not sufficient to satisfy the Company’s capital needs, it may not be able to develop or advance its products, execute its business and growth plans, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer or partner requirements. If any of these events occur, the Company’s business, financial condition, and results of operations could be adversely affected. Any future equity financings undertaken are likely to be dilutive to existing shareholders. Finally, the terms of securities issued in future capital transactions may include preferences that are more favorable to new investors.

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

Certain Canadian legislation contains provisions that may have the effect of delaying or preventing a change in control

Canadian legislation could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. For instance, a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us. Otherwise, there are no limitations either under the laws of Canada or British Columbia, or in our articles on the rights of non-Canadians to hold or vote our common shares. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Because we are a corporation incorporated in British Columbia and some of our directors and officers are resident in Canada it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers residing outside of Canada

We are a corporation incorporated under the laws of British Columbia with our registered office in West Vancouver. Some of our directors and officers and the auditors or other experts named herein are residents of Canada and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States, or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and tensions in the Middle East, could make it more difficult for us to access financing and could adversely affect our business and operations.

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

In addition, geopolitical developments and international conflicts—such as instability and war in the Middle East, the ongoing conflict between Russia and Ukraine, or a deterioration in relations between the United States and China—may contribute to global uncertainty, disrupt financial and commodity markets, and adversely affect investor risk appetite. Resulting government actions, including the imposition of sanctions, export controls, tariffs, or other trade restrictions, could disrupt global supply chains and trade flows, further exacerbating inflationary or recessionary pressures. Such events may impair our ability to source key raw materials, reagents, or specialized components required for our research and development programs and clinical manufacturing activities, potentially leading to increased costs, delays in development timelines, or operational interruptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.

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

ITEM 2. PROPERTIES

As of August 2025, the Company commenced a month-to-month lease arrangement for office and lab space in Philadelphia, Pennsylvania, in the amount of approximately $43,500 per month. The Company also maintains office space in West Vancouver, British Columbia Canada.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the Nasdaq Capital Market and Toronto Stock Exchange (“TSX”) under the symbols “BCTX” and “BCT,” respectively, and our public warrants are listed on the Nasdaq Capital Market under the symbols “BCTXZ” and “BCTXL”.

Number of Shareholders

As of October 28, 2026, we have approximately 40 shareholders of record of our common shares.

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

The preparation of our consolidated financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates or other forward-looking statements under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our actual results may differ materially as a result of many factors, including those set forth under the headings entitled “Forward-Looking Statements” and “Risk Factors”.

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

BriaCell has reported benchmark-beating patient survival and clinical benefit in metastatic breast cancer with median overall survival of 13.3 months in BriaCell’s metastatic breast cancer patients vs. 5.9-9.8 months for similar patients reported in the literature in its Phase 2 study of Bria-IMT™ combination study with retifanlimab. Additionally, BriaCell reported median overall survival of 16.6 months in Phase 2 Bria-IMT™ study patients treated in combination with immune checkpoint inhibitor in patients treated with the Phase 3 formulation since 2022 (post-COVID). A completed Bria-IMT™ Phase 1/2 combination study with retifanlimab (an anti-PD1 antibody manufactured by Incyte) confirmed tolerability and early-stage efficacy (listed on ClinicalTrials.gov as NCT03328026).

BriaCell Phase 1/2 Study of Bria-OTS™, BriaCell’s personalized off-the-shelf immunotherapy, in metastatic breast cancer is ongoing (listed on ClinicalTrials.gov as NCT06471673). The first patient treated with 4 inoculations of cells (single agent) demonstrated complete resolution of a lung metastasis.

BriaCell is currently developing Bria-OTS™ and its advanced form, Bria-OTS+™, as a platform technology for personalized off-the-shelf immunotherapies for numerous types of cancer. The Company announced BriaCell has received from the FDA permission to proceed with Phase 1/2a clinical studies of Bria-BRES+™ for breast cancer and Bria-PROS+™ for prostate cancer with open Investigational New Drug Applications (INDs) for both.

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

Prepaid expenses

The Company has prepaid certain expenses in respect of its pivotal phase III trial and estimates the period over which such expenses will be incurred. As of July 31, 2026, the Company revised its estimate of the time to completion in respect of this trial. Amounts estimated to be expenses in more than 12 months have been classified to long-term prepaid expenses.

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

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 71.13% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management concludes significant influence is present for accounting purposes.

2. New Accounting Policies Adopted

No new accounting policies were adopted during the year ended July 31, 2026, except as disclosed in Note 2(p) to the consolidated financial statements.

Results of Operations

Comparison of the year ended July 31, 2026, compared to the year ended July 31, 2025

Research Costs

Research costs are comprised primarily of (i) salaries and wages to Company employees at our laboratory and in clinical development; and (ii) clinical trials and investigational drug costs, which include the testing and manufacture of our investigational drugs and costs of our clinical trials.

The following is a breakdown of our research and development costs by nature of expenses:

	Year ended July 31,
	2026	2025

Clinical trial sites and investigational drug costs	$20,168,133	$14,765,112
Wages and salaries	6,359,077	4,648,203
Laboratory rent	516,110	457,320
Supplies	708,847	470,208
Depreciation	104,064	91,356
Professional Fees	601,253	718,429
Licensing Fees	173,913	-
Share-based compensation	605,111	120,050
	$29,236,508	$21,270,678

For the year ended July 31, 2026, total research, development, and clinical trial costs amounted to $29,236,508 as compared to $21,270,678 for the year ended July 31, 2025. The increase was primarily driven by higher clinical trial sites and investigational drug costs, which increased from $14,765,112 in 2025 to $20,168,133 in 2026. The increase reflects continued activity related to the pivotal Phase 3 trial. Wages and salaries increased from $4,648,203 in 2025 to $6,359,077 in 2026, reflecting higher headcount and personnel costs supporting ongoing research and clinical activities. Laboratory rent rose to $516,110 in 2026, compared to $457,320 in 2025, due to expanded use of facilities. Supplies increased from $470,208 in 2025 to $708,847 in 2026, reflecting increased consumable needs. Depreciation expenses increased to $104,064 in 2026, compared to $91,356 in 2025. The increase reflects new equipment that was purchased in 2026. Professional fees decreased from $718,429 in 2025 to $601,253 in 2026. Share-based compensation expenses increased significantly from $120,050 in 2025 to $605,111 in 2026.

Clinical trial expenses for the period are as follows:

	Year ended July 31,
	2026	2025
Bria-IMT™ Pivotal Phase 3 study	$16,477,598	$13,511,235
Bria-IMT™ Phase 1/2a	706,469	1,013,828
Bria-OTS™ Phase 1/2a	4,603,546	428,233
	$21,787,613	$14,953,296

Clinical trial expenses for the year ended July 31, 2026, were $21,787,613, compared to $14,953,296 during the year ended July 31, 2025. The increase reflects sustained investment in the Bria-IMT™ pivotal Phase 3 program and significant advancement of the Bria-OTS™ Phase 1/2a and next-generation Bria-OTS+™ programs, partially offset by lower costs associated with the continued wind-down of the Bria-IMT™ Phase 1/2a study. During fiscal 2026, the pivotal Phase 3 study continued to advance through increased patient enrollment, expansion of the clinical-site network, increased clinical-site activity, CRO services, central laboratory testing and clinical supply management as the study progressed toward planned interim analysis.

For the year ended July 31, 2026, Bria-IMT™ Pivotal Phase 3 Study costs totaled $16,477,598, compared to $13,511,235 in 2025. The increase reflects the continued progression of the pivotal study through an advanced stage of clinical development, including continued patient enrollment, expansion of clinical sites, increased clinical-site activity, CRO services, central laboratory testing and clinical supply management. During fiscal 2026, enrollment in the study surpassed 230 patients and the clinical-site network continued to expand, including the addition of major academic cancer centers and the study’s first Canadian clinical site. Spending levels during the year reflect continued operational execution of the study as it advances toward planned interim analysis.

For the year ended July 31, 2026, Bria-IMT™ Phase 1/2a costs were $706,469, compared to $1,013,828 in 2025. The decrease reflects the continued wind-down of the program following completion of its primary activities. Current-period costs primarily relate to residual close out procedures, data management and limited follow up activities.

For the year ended July 31, 2026, Bria-OTS™ Phase 1/2a costs totaled $4,603,546, compared to $428,233 in 2025. The substantial increase reflects continued advancement of the Bria-OTS™ program and the Company’s next-generation Bria-OTS+™ platform. Costs incurred during the year included expanded clinical development and manufacturing activities, GMP production of Bria-BRES+™ and Bria-PROS+™, regulatory and analytical support, and operational activities supporting the ongoing Phase 1/2a program and advancement of additional product candidates toward clinical development.

General and Administrative Expenses

For the year ended July 31, 2026, general and administrative expenses were $6,817,729, compared to $5,934,125 for the year ended July 31, 2025. The increase was primarily driven by higher shareholder communications costs, share-based compensation, and consulting fees, partially offset by lower wages and salaries, insurance expense, regulatory, filing and transfer agent fees, and travel expenses.

Financial income, net

For the year ended July 31, 2026, financial income, net was $601,461, compared to $114,511 for the year ended July 31, 2025. The increase was primarily attributable to higher interest income, which increased to $633,766 in 2026 from $119,958 in 2025. Unrealized gains on short-term investments were $14,804 in 2026 compared to $56,473 in 2025. Foreign exchange losses decreased to $17,478 in 2026 from $24,941 in 2025, while interest expense decreased to $29,631 from $36,979.

Loss for the period

The Company reported a net loss of $35,325,292 for the year ended July 31, 2026, compared to $26,556,140 for the year ended July 31, 2025. The increase in net loss was primarily attributable to higher research, development, and clinical trial expenses and to a lesser extent, general and administrative expenses, together with a lower gain on the change in fair value of the warrant liability. These increases were partially offset by higher financial income, net, and an unrealized gain on investment during 2026.

Liquidity and Capital Resources

As of July 31, 2026, the Company has working capital of $14,063,292 (July 31, 2025 – $15,948,588) and an accumulated deficit of $146,659,826 (July 31, 2025 - $111,755,564).

As of July 31, 2026, the Company’s capital resources consist primarily of cash and cash equivalents and short-term investments, comprised mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.

Historically, the Company has financed its operations through private and public placements of equity securities, as well as debt financing. The Company’s ability to fund its longer-term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, there can be no assurance that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. To this end, for several months during calendar year 2025, certain directors and officers agreed to defer payment of their directors’ fees/compensation until we completed a financing, after which these fees were paid in full. Further, certain officers have indicated their willingness to receive a portion of their compensation in shares of the Company, subject to applicable Nasdaq rules. In addition, we continue to reduce expenditure on certain non-core activities whilst maintaining our focus on our Phase 3 Bria-IMT™ pivotal study in advanced metastatic breast cancer.

During the year ended July 31, 2026, the Company’s overall position of cash and cash equivalents decreased by $641,373 from the year ended July 31, 2025 (including effects of foreign exchange). This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended July 31, 2026, was $28,651,323 as compared to $28,170,520 for the year ended July 31, 2025.

Cash used in investing activities for the year ended July 31, 2026, was $3,805,049, as compared to $7,646,000 for the year ended July 31, 2025. The amount in 2026 relates primarily to net purchases of short-term investments ($3,301,000), an equity investment in BC Therapeutics ($377,000), and purchases of property and equipment ($127,049), and in the prior year, to the purchase of short-term investments ($7,316,000) and an equity investment in BC Therapeutics ($330,000).

Cash generated from financing activities for the year ended July 31, 2026, was $31,814,999, as compared to $45,448,239 for the year ended July 31, 2025. In both periods, this relates primarily to proceeds from the issuance of shares.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of July 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of July 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of July 31, 2026, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of October 28, 2026. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
William V. Williams, MD, FRCP	71	President, Chief Executive Officer, and Director
Gadi Levin, CA, MBA	53	Chief Financial Officer and Corporate Secretary
Giuseppe Del Priore, MD, MPH	64	Chief Medical Officer
Miguel A. Lopez-Lago, PhD	57	Chief Scientific Officer
Jamieson Bondarenko, CFA, CMT	43	Chairman of the Board of Directors
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	70	Director
Martin E. Schmieg	64	Director
Rebecca Taub, MD	74	Director
Jane A. Gross, PhD	69	Director

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

Gadi Levin, CA, MBA, Chief Financial Officer and Secretary, was appointed Chief Financial Officer and Secretary of the Company on February 1, 2016. Mr. Levin has also served as Chief Financial Officer and Director of Vaxil Bio Ltd since March 1, 2016, and as the Finance Director of Eco (Atlantic) Oil & Gas Ltd. since December 1, 2016. Mr. Levin has over 20 years of experience working with public U.S., Canadian and multi-jurisdictional public companies. Previously, Mr. Levin served as Chief Financial Officer of DarioHealth Corp from November 2013 through January 2015. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in initial public offerings. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

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

Martin Schmieg, Director, rejoined the Company’s Board on November 24, 2020. Having served as a member of BriaCell’s Board from 2016 to March 2019, Mr. Schmieg is a “C” level executive with 30 years of business experience and a diversified background in the global biotech, pharmaceutical and med-tech industries. He currently serves as Co-Founder and Chief Executive Officer of Clear Intradermal Technologies, Inc. (formerly, ClearIt LLC), Managing Partner of Soar Venture Capital Partners, LLC, and as a Venture Partner of Convergence Ventures LLC. As a hands-on leader, Mr. Schmieg’s early career focused on accounting and financial management responsibilities, serving as Chief Financial Officer to privately held Cytometrics, Inc. and Advanced Bionics Corporation, and publicly traded Sirna Therapeutics, Inc., and Isolagen, Inc. Mr. Schmieg also previously served as the Chief Executive Officer of TrueBinding, Inc. We believe that Mr. Schmieg is qualified to serve as a member of our Board because of his long-term familiarity with the Company and his perspective and experience in relevant industries.

Rebecca Taub, MD, Director, has been a Director of the Company since her appointment on March 18, 2019. Dr. Taub currently serves as the President of Research and Development for Madrigal Pharmaceuticals, a clinical-stage biopharmaceutical company. She previously served as Vice President of Research and Development from July 2016 through her recent promotion to President of Research and Development on June 27, 2019. She has also served as Madrigal’s Chief Medical Officer since July 2016. Dr. Taub served as the CEO and a Director of Madrigal from September 2011 through Madrigal’s merger with Synta Pharmaceuticals Corp. in July 2016. Prior to joining Madrigal, Dr. Taub served as Senior Vice President, Research and Development of VIA Pharmaceuticals from 2008 to 2011 and as Vice President, Research, Metabolic Diseases at Hoffmann-LaRoche from 2004 to 2008. In those positions, Dr. Taub oversaw clinical development and drug discovery programs in cardiovascular and metabolic diseases, including the conduct of a series of Phase I and II proof of concept clinical trials. Dr. Taub led drug discovery programs, including target identification, lead optimization and advancement of preclinical candidates into clinical development. From 2000 through 2003, Dr. Taub worked at Bristol-Myers Squibb Co. and DuPont Pharmaceutical Company, in a variety of positions, including Executive Director of CNS and metabolic diseases research. Before becoming a pharmaceutical executive, Dr. Taub was a tenured Professor of Genetics and Medicine at the University of Pennsylvania, and remains an adjunct professor. Dr. Taub is the author of more than 120 research articles. Before joining the faculty of the University of Pennsylvania, Dr. Taub served as an Assistant Professor at the Joslin Diabetes Center of Harvard Medical School, Harvard University and an associate investigator with the Howard Hughes Medical Institute. Dr. Taub received her M.D. from Yale University School of Medicine and her B.A. from Yale College. We believe that Dr. Taub is qualified to serve as a member of our Board due to her extensive experience as a pharmaceutical executive heading up major development programs in non-alcoholic steatohepatitis.

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

Composition of our Board

Under our amended articles of incorporation, our Board consists of a minimum of three directors and up to that number which was last set by ordinary resolution of the shareholders. Our Board is currently comprised of six directors, and under the Business Corporations Act (British Columbia) (“BCBCA”), as a reporting issuer, we must have no fewer than three directors. Under the BCBCA, a director may be removed with or without cause by a resolution passed by at least two-thirds of the votes cast by shareholders present in person or by proxy at a meeting and who are entitled to vote. The directors are appointed at the annual general meeting of shareholders and the term of office for each of the directors will expire at the time of our next annual shareholders meeting. Our amended articles of incorporation provide that, between annual general meetings of our shareholders, the directors may appoint one or more additional directors, but the number of additional directors may not at any time exceed one-third of the number of directors who held office at the expiration of the last meeting of our shareholders. Under the BCBCA, there is no minimum number of directors required to be resident Canadians as defined in the BCBCA.

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

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Dr. Gross, Dr. Taub, Mr. Embro-Pantalony, Mr. Schmieg, and Mr. Bondarenko, representing five of the six members of our Board, are “independent” as that term is defined under the Nasdaq Rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director. Dr. Williams is not independent by virtue of being the Company’s Chief Executive Officer.

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

As of the date hereof, except as otherwise disclosed in this Annual Report on Form 10-K, to the knowledge of the Board or the management of the Company, there are no material interests, whether direct or indirect, of any informed person of the Company, any proposed director of the Company, or any associate or affiliate of any informed person or proposed director, in any transaction since the commencement of the Company’s most recently completed financial year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries.

Benefits upon Termination of Employment

The service contracts with our directors do not provide for any benefits upon termination of employment, other than a “tail” directors and officers insurance policy.

Complaint Reporting

In order to foster a climate of openness and honesty in which any concern or complaint pertaining to a suspected violation of the law, our code of conduct or any of our policies, or any unethical or questionable act or behavior, our code of conduct will require that our employees promptly report the violation or suspected violation. In order to ensure that violations or suspected violations can be reported without fear of retaliation, harassment or an adverse employment consequence, we have adopted a whistleblowing policy that contains procedures designed to facilitate confidential, anonymous submissions of complaints by our directors, officers, employees and others.

Committees of the Board

We currently have an audit committee, a compensation committee and a nominating and corporate governance committee, with each committee having a written charter.

Audit Committee

Our Audit Committee is currently comprised of Vaughn C. Embro-Pantalony, Martin Schmieg and Jane A. Gross, and chaired by Mr. Embro-Pantalony. Our Board has determined that each of Mr. Schmieg, Dr. Gross, and Mr. Embro-Pantalony is financially literate and meets the independence requirements for directors, including the heightened independence standards for members of the audit committee under Rule 10A-3 under the Exchange Act and NI 52-110. Our Board has determined that Mr. Embro-Pantalony is “financially sophisticated” within the meaning of the Nasdaq Rules, “financially literate” within the meaning of NI 52-110, and an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

During the year ended July 31, 2026, the Audit Committee held four meetings in person or through conference calls. As part of its job to foster open communication, the Audit Committee meets at least annually with the external auditors.

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

Principal Accountant’s Fees

External Audit Service Fees

The following table sets forth the aggregate fees paid to the Company’s external auditors, MNP LLP Chartered Professional Accountants, by the Company during the financial years ended July 31, 2026 and 2025:

	Year ended July 31, 2026	Year ended July 31, 2025
Audit Fees	$332,486	$182,785
Audit-Related Fees	-	-
Tax Fees	30,086	28,043
All Other Fees	92,042	113,945
Total:	$454,614	$324,773

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

When determining compensation payable, the Compensation Committee considers both external and internal data. External data includes general market conditions as well as information regarding compensation paid to directors, CEOs and CFOs of companies of similar size and at a similar stage of development in the industry. Internal data includes annual reviews of the performance of the directors, CEO and CFO in light of the Company’s corporate objectives and considers other factors that may have impacted the Company’s success in achieving its objectives. During the year ended July 31, 2026, the Compensation Committee held one meeting in person or through conference calls.

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

Our Nominating and Corporate Governance Committee is currently comprised of Mr. Embro-Pantalony, Mr. Schmieg and Dr. Taub and is chaired by Mr. Embro-Pantalony. During the year ended July 31, 2026, the Nominating and Corporate Governance Committee held one meeting.

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

The BCBCA provides certain protections under Part 5 - Management, Division 5 - Indemnification of Directors and Officers and Payment of Expenses, to our current and former directors and officers, as well as other eligible parties defined in Section 159 of the BCBCA (the “Eligible Parties”, each an “Eligible Party”). The Company will indemnify the Eligible Parties, to the fullest extent permitted by law and subject to certain limitations listed in Section 163 of the BCBCA, against any proceeding in which an Eligible Party or any of the heirs and personal or other legal representatives of the Eligible Party, by reason of the Eligible Party being or having been a director or officer of, or holding or having held a position equivalent to that of a director or officer of, the Company or an associated corporation (a) is or may be joined as a party, or (b) is or may be liable for or in respect of a judgment, penalty or fine in, or expenses related to, the proceeding.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended July 31, 2026 and July 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William V. Williams, MD, FRCP	2025	711,724	-		68,898	-	780,622
President and Chief Executive Officer	2026	872,351	-		190,765	-	1,063,116
Gadi Levin, CA, MBA	2025	485,361	50,000		-	-	535,361
Chief Financial Officer and Corporate Secretary	2026	564,592	-		103,552	-	668,144
Giuseppe Del Priore, MD, MPH	2025	493,048	-		-	-	493,048
Chief Medical Officer	2026	625,405	-		129,276	-	754,681
Miguel A. Lopez-Lago, PhD	2025	447,547	-		-	-	447,547
Chief Scientific Officer	2026	458,897	-		67,264	-	526,161

(1)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each option award, refer to Note 2 of the financial statements included in this annual report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option and RSU awards held by each of our named executive officers that were outstanding as of July 31, 2026.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William V. Williams, MD, FRCP	148			1,270.50	01/13/27	-	-
	678		-	896.00	08/02/27	-	-
	266		-	904.50	06/20/28	-	-
	128	(1)	-	0.00	08/02/27	-	-
	5,833	(1)	-	0.00	01/16/30	-	-
	-		-	0.00	08/01/30	28,258 (2)	97,208
	6,625		46,375	5.59	02/01/31	46,375	-
	-		-	0.00	06/29/31	84,774 (2)	291,623
Gadi Levin, CA, MBA	133		-	706.50	05/20/27	-	-
	135		-	896.00	08/02/27	-	-
	-		-	0.00	08/01/30	4,710 (2)	16,202
	3,750		26,250	5.59	02/01/31	26,250	-
	-		-	0.00	06/29/31	24,724 (2)	85,051
Giuseppe Del Priore, MD, MPH	1,000		-	1,126.50	02/16/27	-	-
	66		-	896.00	08/02/27	-	-
	-		-	0.00	08/01/30	18,839 (2)	64,806
	4,712		32,988	5.59	02/01/31	32,988	-
	-		-	0.00	06/29/31	56,517 (2)	194,418
Miguel A. Lopez-Lago, PhD	100		-	1,270.50	01/13/27	-	-
	66		-	896.00	08/02/27	-	-
	-		-	0.00	08/01/30	9,419 (2)	32,401
	3,750		26,250	5.59	02/01/31	26,250	-
	-		-	0.00	06/29/31	28,257 (2)	97,204

(1)	Restricted Share Units
(2)	Performance Share Units

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended July 31, 2026. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2026.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jamieson Bondarenko, CFA, CMT	409,456	-	836,491	-	1,245,947
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC	84,981	-	52,555	-	137,536
Martin E. Schmieg	75,000	-	52,555	-	127,555
Rebecca Taub, MD	50,004	-	17,518	-	67,522
Jane A. Gross, PhD	54,996	-	17,518	-	72,514

Employment Agreements

Dr. William V. Williams

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

On June 21, 2022, we entered into a compensation package with Dr. Williams (the “2022 Compensation Package”). Pursuant to the 2022 Compensation Package, Mr. Williams receives $650,000 annually and an annual bonus of $150,000. In addition, the 2022 Compensation Package provides for a performance stock option award of $250,000 and a total cash, bonus and option award of up to $1,050,000. Effective August 1, 2026, Dr. Williams’ annual salary was increased to $800,000 per annum.

Giuseppe Del Priore

On February 14, 2022, we entered into an employment agreement with Dr. Giuseppe Del Priore, our Chief Medical Officer (the “Del Priore Employment Agreement”). The Del Priore Employment Agreement provides for a full-time position, $350,000 annual salary and standard employee benefit plan participation. In addition, Mr. Del Priore was granted an option to purchase 1,000 of the Company’s common shares. The Del Priore Employment Agreement provides that Mr. Del Priore is eligible for an annual bonus in either cash or options to purchase common shares of the Company based on the successful completion of certain corporate milestones selected by our Chief Executive Officer and reviewed in the sole discretion of our Board or a compensation committee. Effective August 1, 2026, Dr. Giuseppe Del Priore’s annual salary was increased to $600,000 per annum.

Gadi Levin

On March 2, 2022, we entered into an executive employment agreement with Gadi Levin, our Chief Financial Officer (the “Levin Employment Agreement”), effective January 1, 2022. The Levin Employment Agreement provides for a part-time position (80%), $350,000 annual salary (“Base Salary”) and standard employee benefit plan participation. Our Board approved an annual discretionary bonus of (i) up to 30% of Mr. Levin’s yearly salary; and (ii) $100,000 in stock options, which vest over a four year period per calendar year. In addition, Mr. Levin was granted 133 options in accordance with the terms of the Company’s stock option plan. Effective August 1, 2026, Mr. Levin’s Base Salary was increased to $500,000 per annum.

Miguel Lopez-Lago

On May 26, 2022, we entered into an employment agreement with Miguel Lopez-Lago, our Chief Scientific Officer (the “Lopez-Lago Employment Agreement”). The Lopez-Lago Employment Agreement provides for $210,000 annually for Mr. Lopez-Lago’s duties as our Chief Scientific Officer. Effective August 1, 2026, Mr. Lopez-Lago’s annual salary was increased to $500,000 per annum.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding awards and shares available for other future issuances of options under all of our equity compensation plans as of July 31, 2026. All of the outstanding awards listed below were granted under our stock option plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by shareholders	8,462,889	$16.82	98,858
Equity compensation plans not approved by shareholders	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common shares as of October 28, 2026 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each shareholder known by us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common shares that may be acquired by an individual or group within 60 days of October 28, 2026, pursuant to the exercise of options or warrants, vesting of common shares or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 8,732,381 common shares issued and outstanding as of October 28, 2026.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Directors and Named Executive Officers
Jamieson Bondarenko, CFA, CMT(1)	23,673	*
William V. Williams, MD, FRCP(2)	22,092	*
Gadi Levin, CA, MBA(3)	19,778	*
Giuseppe Del Priore, MD, MPH(4)	15,203	*
Miguel A. Lopez-Lago, PhD(5)	11,416	*
Vaughn C. Embro-Pantalony, MBA, FCPA, FCMA, CDIR, ACC(6)	662	*
Martin E. Schmieg(7)	602	*
Rebecca Taub, MD(8)	332	*
Jane A. Gross, PhD(9)	665	*
All current named executive officers and directors as a group (9 persons)	94,423	1.07%

5% or Greater Shareholders
None	-	-%

*	Represents beneficial ownership of less than 1%.

Notes:

(1)	Includes 1,666 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, 1,333 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028, and 19,875 shares underlying options with an exercise price of $5.59, expiring on February 1, 2031.
(2)	Includes 148 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, 678 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027, 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028, and 19,875 shares underlying options with an exercise price of $5.59, expiring on February 1, 2031.

(3)	Includes 133 shares underlying options with an exercise price of $706.50, expiring on May 20, 2027, 135 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027, and 11,250 shares underlying options with an exercise price of $5.59, expiring on February 1, 2031.
(4)	Includes 1,000 shares underlying options with an exercise price of $1,126.50, expiring on February 16, 2027, 66 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027, and 14,137 shares underlying options with an exercise price of $5.59, expiring on February 1, 2031.
(5)	Includes 100 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, 66 shares underlying options with an exercise price of C$1,257.00, expiring on August 2, 2027, and 11,250 shares underlying options with an exercise price of $5.59, expiring on February 1, 2031.
(6)	Includes 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(7)	Includes 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(8)	Includes 66 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.
(9)	Includes 66 shares underlying options with an exercise price of C$1,488.00, expiring on November 1, 2026, 333 shares underlying options with an exercise price of $1,270.50, expiring on January 13, 2027, and 266 shares underlying options with an exercise price of $904.50, expiring on June 20, 2028.

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

Based on a review of the copies of such forms received, we believe that during the fiscal year ended July 31, 2026, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, there have been no transactions since August 1, 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. Other than as set forth below, we are not a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On January 16, 2025, the Company granted 5,833 RSU’s to the Chief Executive Officer as compensation for deferred salary, with immediate vesting. The fair value of these RSUs was $350,000, offsetting previously accrued compensation owed to the CEO.

Director Independence

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dr. Gross, Dr. Taub, Mr. Bondarenko, Mr. Embro-Pantalony, and Mr. Schmieg are each an “independent director,” as defined under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MNP LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2026	2025
Audit fees (1)	$332,486	$182,785
Audit-related fees (2)	$-	$-
Tax fees	$30,086	$28,043
All other fees	$92,042	$113,945

(1)	Audit fees consist of fees for professional services performed by MNP LLP for the audit of our annual consolidated financial statements and review of our quarterly financial statements.
(2)	Audit related fees consist of fees for preparation and filing of the carve-out financial statements related to the proxy statement filed.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

3.1	Articles of BriaCell Therapeutics Corp, dated July 26, 2006 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.2	Notice of Articles, dated November 25, 2014 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

3.3	Notice of Articles, dated August 22, 2019 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

3.4	Alteration to Articles filed February 13, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on February 15, 2023)

3.5	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on September 7, 2023)

3.6	Notice of Articles filed August 31, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on September 7, 2023)

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

4.2	Form of Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 17, 2024)

4.3	Form of Placement Agent Warrant issued May 17, 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on May 17, 2024)

4.4	Form of Placement Agent Warrant issued September 12, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 12, 2024)

4.5	Form of Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 2, 2024)

4.6	Form of Placement Agent Warrant issued October 2, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on October 2, 2024)

4.7	Form of Warrant issued December 13, 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on December 13, 2024)

4.8	Form of Representative’s Warrant issued December 13, 2024 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on December 13, 2024)

4.9	Form of Placement Agent Warrant issued February 5, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 5, 2025)

4.10	Form of Warrant issued April 28, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on April 28, 2025)

4.11	Form of Representative’s Warrant issued April 28, 2025 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on April 28, 2025)

4.12	Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., and Form of Warrant for Registered Offering (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed with the SEC on April 23, 2025)

4.13	Form of Amendment No. 1 to Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-1 filed with the SEC on July 10, 2025)

4.14	Form of Warrant issued July 16, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2025)

4.15	Form of Placement Agent Warrant issued June 2, 2026 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on June 2, 2026)
4.16	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on January 15, 2026)

4.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on January 15, 2026)

10.1	Stock Option Plan, dated November 25, 2014 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.2	Service Agreement with UC Davis, dated June 11, 2015 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.3	Amendment #1 to Service Agreement with UC Davis, dated June 12, 2016 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.4	Licensing Agreement between Faller & Williams Technology LLC and Sapientia Pharmaceuticals, Inc., dated March 16, 2017 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.5	Master Services Agreement with KBI Biopharma, Inc., dated March 17, 2017 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.6	Clinical Study Agreement with Cancer Insight, LLC, dated September 29, 2017 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.7	Amendment #2 to Service Agreement with UC Davis, dated August 27, 2018 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.8	Master Services Agreement, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K filed with the SEC on October 25, 2023)

10.9	First Supplement to Clinical Study Agreement with Cancer Insight, LLC, dated October 18, 2018 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.10	Amendment #1 to Services Agreement with Colorado State University, dated April 2, 2019 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.11	Stem Cell Program Services Agreement with UC Davis, May 3, 2019 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.12	HLA Typing Services Agreement with Histogenetics, dated October 3, 2019 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.13	Procurement Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.14	Clinical Supply Services Agreement with Catalent Pharma Solutions, LLC, dated June 13, 2019 (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.15	Quality Agreement with Catalent Pharma Solutions, LLC, dated June 25, 2019 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form F-1 filed with the SEC on October 22, 2019)

10.16	Cooperative Research and Development Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.44 to our Registration Statement on Form F-1 filed with the SEC on June 15, 2021)

10.17	Form of Securities Purchase Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.1 to Form 6-K filed with the SEC on June 4, 2021)

10.18	Form of Placement Agency Agreement dated June 3, 2021 (incorporated by reference to Exhibit 10.2 to Form 6-K filed with the SEC on June 4, 2021)

10.19+	Compensation Agreement with Dr. William V. Williams, dated August 31, 2021 (incorporated by reference to Exhibit 10.22 to Form 10-K filed with the SEC on October 25, 2023)

10.20+	Compensation Agreement with Dr. William V. Williams, dated June 21, 2022 (incorporated by reference to Exhibit 10.23 to Form 10-K filed with the SEC on October 25, 2023)

10.21+	Employment Agreement with Giuseppe Del Priore, dated February 14, 2022 (incorporated by reference to Exhibit 10.24 to Form 10-K filed with the SEC on October 25, 2023)

10.22+	Employment Agreement with Gadi Levin, dated March 2, 2022 (incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on October 25, 2023)

10.23+	Employment Agreement with Miguel Lopez-Lago, dated May 26, 2022 (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the SEC on October 25, 2023)

10.24	Exclusive License Agreement (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on October 25, 2023)

10.25	Omnibus Equity Incentive Plan (incorporated by reference from Schedule I to the Proxy Statement for BriaCell Therapeutics Corp. 2023 Annual and Special Meeting of Shareholders, filed with the SEC on January 17, 2023).

10.26	Master Service and Technology Agreement dated May 9, 2023 (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on October 25, 2023)

10.27	Stock Purchase Agreement dated May 12, 2023 (incorporated by reference to Exhibit 10.30 to Form 10-K filed with the SEC on October 25, 2023)

10.28	Arrangement Agreement dated May 24, 2023 (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the SEC on October 25, 2023)

10.29	Placement Agency Agreement, dated May 14, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 17, 2024)

10.30	Placement Agency Agreement, dated September 11, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 12, 2024)

10.31	Placement Agency Agreement, dated October 1, 2024, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 2, 2024)

10.32	Underwriting Agreement, dated December 11, 2024, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on December 13, 2024)

10.33	Placement Agency Agreement, dated February 3, 2025, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on February 5, 2025)

10.34	Underwriting Agreement, dated April 24, 2025, between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on April 28, 2025)

10.35	Placement Agency Agreement, dated as of July 15, 2025, by and between BriaCell Therapeutics Corp. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on July 16, 2025)

10.36	Placement Agency Agreement, dated as of January 13, 2026 by and between BriaCell Therapeutics Corp. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed with the SEC on January 15, 2026)

10.37	Warrant Agent Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., dated January 15, 2026 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 15, 2026)

10.38	Placement Agency Agreement, dated as of May 31, 2026, by and between BriaCell Therapeutics Corp. and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 2, 2026)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on October 16, 2025)

21.1	List of Subsidiaries*

23.1	Consent of MNP LLP*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on October 29, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIACELL THERAPEUTICS CORP.

/s/ William V. Williams
October 28, 2026	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William V. Williams	Chief Executive Officer, President and Director	October 28, 2026
William V. Williams	(Principal Executive Officer)

/s/ Gadi Levin	Chief Financial Officer and Corporate Secretary	October 28, 2026
Gadi Levin	(Principal Accounting and Financial Officer)

/s/ Jamieson Bondarenko	Chairman of the Board of Directors	October 28, 2026
Jamieson Bondarenko

/s/ Vaughn C. Embro-Pantalony	Director	October 28, 2026
Vaughn C. Embro-Pantalony

/s/ Martin E. Schmieg	Director	October 28, 2026
Martin E. Schmieg

/s/ Rebecca Taub	Director	October 28, 2026
Rebecca Taub

/s/ Jane A. Gross	Director	October 28, 2026
Jane A. Gross

Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

Expressed in United States Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BriaCell Therapeutics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BriaCell Therapeutics Corp. (the “Company”) as at July 31, 2026 and 2025 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2026 and 2025, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred operating losses, negative cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matter” section of our report.

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

MNP LLP

1 Adelaide Street East, Suite 1900, Toronto ON, M5C 2V9	1.877.251.2922 T: 416.596.1711 F: 416.596.7894

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities and has accumulated deficit as at July 31, 2026 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is ultimately dependent on obtaining additional funding through financing. Management intends to continue to fund its business by exploring additional sources of capital and financing. This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●	We evaluated the key assumptions used in management’s model to estimate future cash flows by comparing assumptions used by management against historical performance and budgets.

●	We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2015.
Toronto, Canada
October 27, 2026

1 Adelaide Street East, Suite 1900, Toronto, Ontario, M5C 2V9
1.877.251.2922 T: 416.596.1711 F: 416.596.7894 MNP.ca

BriaCell Therapeutics Corp

Consolidated Balance Sheets

As at July 31, 2026 and 2025

(Expressed in US Dollars, except share and per share data)

	July 31,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,852,435	$10,493,808
Short-term investments	10,688,277	7,372,473
Amounts receivable and prepaid expenses	1,504,228	2,060,295
Total current assets	22,044,940	19,926,576

NON-CURRENT ASSETS:
Equity investment in BC Therapeutics	730,028	524,278
Intangible assets, net	169,254	184,525
Property and equipment, net	319,804	296,819
Long term prepaid expenses	315,703	717,508
Total non-current assets	1,534,789	1,723,130

Total assets	$23,579,729	$21,649,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$6,994,539	$3,283,703
Accrued expenses and other payables	987,109	694,285
Total current liabilities	7,981,648	3,977,988

NON-CURRENT LIABILITIES:
Warrant liability	38,939	337,672
Total non-current liabilities	$38,939	$337,672

CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT):
Share Capital of no par value – Authorized: unlimited at July 31, 2026 and 2025; Issued and outstanding: 8,708,029 and 1,883,906 shares at July 31, 2026 and 2025, respectively	120,914,482	101,739,923
Share-based payment reserve	11,879,317	10,316,140
Warrant reserve	30,405,598	17,719,026
Accumulated other comprehensive loss	(138,684)	(138,684)
Non-controlling interest	(841,745)	(546,795)
Accumulated deficit	(146,659,826)	(111,755,564)
Total shareholders’ equity	15,559,142	17,334,046

Total liabilities and shareholders’ equity	$23,579,729	$21,649,706

These consolidated financial statements were approved and authorized for issue on behalf of the Board of Directors on October 27, 2026 by:

On behalf of the Board:

“Jamieson Bondarenko”	“William Williams”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, except share and per share data)

	Year ended
	July 31,
	2026	2025
Operating expenses:
Research, development, and clinical trial expenses, net	$29,236,508	21,270,678
General and administrative expenses	6,817,729	5,934,125
Total operating expenses	36,054,237	27,204,803

Operating loss	(36,054,237)	(27,204,803)
Financial income (expenses), net	601,461	114,511
Change in fair value of the warrant liability	298,734	758,364
Unrealized gain on short-term investment	92,227	-
Share of loss on equity investment	(263,477)	(224,212)
Net loss for the year	$(35,325,292)	$(26,556,140)
Net loss attributable to non-controlling interest	(421,030)	(244,273)
Net loss for the year attributable to BriaCell	(34,904,262)	(26,311,867)
Net loss per share attributable to BriaCell – basic and diluted	$(6.97)	$(62.19)
Weighted average number of shares used in computing net basic earnings per share of common shares	5,010,907	423,114
Weighted average number of shares used in computing net diluted earnings per share of common shares	5,010,907	423,114

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, except share and per share data)

	Share capital		Additional Paid In	Warrant	Accumulated Other Comprehensive Income	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Number	Amount	Capital	Reserve	(Loss)	Deficit	Interest	(Deficit)
Balance, July 31, 2024	121,907	$72,166,414	$9,189,261	$1,844,296	$(138,684)	$(85,443,697)	(302,522)	$(2,684,932)
Issuance of options and RSU’s	-	-	1,126,879	-	-	-	-	1,126,879
Exercise of prefunded warrants	189,234	-	-	-	-	-	-	-
Exercise of warrants	6,437	1,239,367	-	(418,352)	-	-	-	821,015
Issuance of units, net of issuance expenses ($6,277,240)	1,560,034	28,334,142	-	16,293,082	-	-	-	44,627,224
RSU’s Exercised	6,294	-	-	-	-	-	-	-
Net loss for the year	-	-	-		-	(26,311,867)	(244,273)	(26,556,140)
Balance, July 31, 2025	1,883,906	$101,739,923	$10,316,140	$17,719,026	$(138,684)	$(111,755,564)	(546,795)	$17,334,046

Issuance of options and RSU’s	-	-	1,735,389	-	-	-	-	1,735,389
Exercise of prefunded warrants	1,039,051	-	-	-	-	-	-	-
Issuance of units, net of issuance expenses ($2,894,567)	5,776,830	19,128,427	-	12,686,572	-	-	-	31,814,999
Issuance of shares on settlement of PSUs	8,242	46,132	(46,132)	-	-	-	-	-
Change in ownership of BriaPro	-	-	(126,080)	-	-	-	126,080	-
Net loss for the year	-	-	-	-	-	(34,904,262)	(421,030)	(35,325,292)
Balance, July 31, 2026	8,708,029	$120,914,482	$11,879,317	$30,405,598	$(138,684)	$(146,659,826)	(841,745)	$15,559,142

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, except share and per share data)

	Year ended July 31,
	2026	2025
Cash flow from operating activities:
Net loss for the year	$(35,325,292)	$(26,556,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,271	15,271
Financial income, net	(14,804)	(56,473)
Depreciation	104,064	91,356
Share-based compensation	1,735,389	776,879
Share of loss on equity investment	263,477	224,212
Change in fair value of warrants	(298,733)	(758,364)
Unrealized gain on BC Therapeutics investment	(92,227)	-
Changes in working capital:
Decrease (increase) in amounts receivable	(3,246)	733,629
Decrease (increase) in prepaid expenses	961,118	492,279
(Decrease) increase in accounts payable	3,710,836	(3,887,078)
Increase (decrease) in accrued expenses and other payables	292,824	753,909
Net cash used in operating activities	(28,651,323)	(28,170,520)

Cash flow from investing activities:
Purchase of property and equipment	(127,049)	-
Purchase of short-term investments, net	(24,590,000)	(7,316,000)
Proceeds from short-term investments	21,289,000	-
Equity investment in BC Therapeutics	(377,000)	(330,000)
Net cash used in investing activities	(3,805,049)	(7,646,000)

Cash flow from financing activities:
Proceeds from exercise of warrants	-	821,015
Proceeds from issuance of shares, net of issuance costs ($2,894,567 and $6,277,240, respectively)	31,814,999	44,627,224
Net cash provided by financing activities	31,814,999	45,448,239

Increase (decrease) in cash and cash equivalents	(641,373)	9,631,719
Cash and cash equivalents at beginning of year	10,493,808	862,089
Cash and cash equivalents at end of year	$9,852,435	$10,493,808

The accompanying notes are an integral part of these consolidated financial statements.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 1: GENERAL AND GOING CONCERN

a.	BriaCell Therapeutics Corp. (“BriaCell” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 26, 2006 and is listed on the Toronto Stock Exchange (“TSX”) under the symbol “BCT”. The Company also trades on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BCTX”, “BCTXZ”, “BCTXL”.

b.	BriaCell is a clinical-stage biotechnology company developing novel immunotherapies for cancer. The Company is currently advancing its Bria-IMT™ targeted immunotherapy in combination with an immune checkpoint inhibitor (retifanlimab) in a pivotal Phase 3 study in metastatic breast cancer. BriaCell is also developing personalized off-the-shelf immunotherapies, Bria-OTS™ and Bria-OTS+™, including Bria-BRES™ for breast cancer and Bria-PROS+™ for prostate cancer.

c.	Going concern

The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of July 31, 2026 was $146,659,826 (July 31, 2025 - $111,755,564) and negative cash flows from operating activities during the year ended July 31, 2026 was $28,651,323 (July 31, 2025 - $28,170,520). The Company is planning to finance its operations by exploring additional sources of capital and financing, while managing its existing working capital resources. During the year ended July 31, 2026, the Company completed equity financings generating aggregate gross proceeds of approximately $34,709,566. However, the Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to continue to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The uncertainty of the Company’s ability to raise such financial capital casts substantial doubt on the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

d.	The Company has two wholly-owned U.S. subsidiaries: (i) BriaCell Therapeutics Corp. (“BTC”), which was incorporated on April 3, 2014, under the laws of the state of Delaware, and (ii) BTC has a wholly-owned subsidiary, Sapientia Pharmaceuticals, Inc. (“Sapientia”), which was incorporated in September 20, 2012, under the laws of the state of Delaware. The Company also has one Canadian subsidiary: BriaPro Therapeutics Corp, (“BriaPro”) which was incorporated on May 15, 2023, under the Business Corporations Act (British Columbia). BriaPro was established to complete a plan of arrangement spinout transaction in August 2023, pursuant to which certain pipeline assets of the Company were spun-out to BriaPro, including Bria-TILsRx™ and protein kinase C delta (PKCδ) inhibitors for multiple indications including cancer (the “BriaPro Assets”), resulting in an initially approximately two-thirds owned subsidiary of the Company with the remaining one-third (1/3) held by the Company’s shareholders (the “Amalgamation” and the “Amalgamation Agreement”) – see also note 7(a). (Sapientia and BTC and BriaPro together, the “Subsidiaries”) BriaCell’s ownership interest in BriaPro increased to approximately 78% following the March 31, 2026 transaction described below. BriaCell Therapeutics AU Pty Ltd, a wholly-owned Australian subsidiary, was established on January 28, 2026 and currently has minimal activity.

e.	On February 18, 2026, the Company and BriaPro entered into a definitive purchase agreement pursuant to which BriaPro agreed to purchase BriaCell’s exclusive license to develop and commercialize Soluble CD80 (“sCD80”) as a biologic agent for the treatment of cancer and other associated assets (the “Transaction”). As part of the Transaction, BriaCell agreed to make available to BriaPro up to $3 million to fund research and development efforts. As consideration for the transfer of the exclusive license and the credit facility, BriaPro issued 23,972,589 common shares to BriaCell, increasing BriaCell’s ownership interest in BriaPro to approximately 78%. The Transaction was approved by the disinterested shareholders of BriaPro on March 5, 2026 and closed on March 31, 2026. Since intercompany transactions are eliminated on consolidation, the Transaction did not have an impact on the consolidated financial statements of the Company.

f.	The Company has one operating segment and reporting unit.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date these consolidated financial statements were approved for issuance. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due.

Warrants and options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options at the grant date, and the non-public warrant liabilities at the grant date and each reporting period date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Investment equity method

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of losses reported in the loss from equity method investments on the statements of operation and comprehensive loss. The Company has a 71.1% interest in BC Therapeutics. Management evaluates whether it has control over the investee in accordance with the guidance of ASC 810, which requires judgment to assess factors such as power over significant activities of the investee, exposure to variable returns, and the ability to affect those returns. Based on this evaluation, management concludes the Company does not have control over BC Therapeutics but has significant influence for accounting purposes.

c. Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

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

e. Cash and cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of July 31, 2026 and 2025, approximately $8.6 million and $9.2 million, respectively, of the Company’s cash and cash equivalents were held with a non-banking financial institution in the United States.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

For the years ended July 31, 2026 and 2025, no indicators of impairment have been identified.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Level 2	—	Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	—	Unobservable inputs are used when little or no market data are available.

The carrying amounts of cash and cash equivalents, trade payables and accrued expenses and other payables approximate their fair value due to the short-term nature of such instruments.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of July 31, 2026, and 2025 no liability for unrecognized tax benefits was recorded as a result of ASC 740.

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

The accounting policies of the segment are the same as those used in the consolidated financial statements. The CODM evaluates the Company’s performance and allocates resources using consolidated financial information, including net loss and cash flow forecasts. The Company’s significant expenses, which consist primarily of research and development and general and administrative expenses, are consistent with the captions presented on the consolidated statements of operations and comprehensive loss.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q. Recently issued and adopted accounting standards:

The Company ceased to qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”) as of July 31, 2026. Accordingly, the Company is no longer eligible to use the extended transition period for complying with new or revised accounting standards.

1.	In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard in connection with the preparation of its consolidated financial statements for the year ended July 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

2.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company adopted this standard in connection with the preparation of its consolidated financial statements for the year ended July 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

3.	In January 2025, the FASB issued ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard amends the guidance issued in 2024 to confirm that all public business entities must present the required expense-disaggregation disclosures in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The ASU is effective for years beginning after those dates, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Because the amendment only affects disclosure timing, the Company does not expect this standard to have a material impact on its financial statements and disclosures.

4.	In June 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

5.	In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

6.	In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which makes targeted improvements to the accounting for internal-use software by removing references to “development stages.” The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted, and can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

NOTE 3: Amounts receivable and prepaid expenses

	July 31,
	2026	2025

Directors and officers insurance	$669,173	$564,794
Prepaid expense (a)	813,987	1,394,439
Other prepaids and account receivable	21,068	101,062
	$1,504,228	$2,060,295

(a)	Prepaid expenses as of July 31, 2026 include amounts paid to certain vendors in respect of the Company’s ongoing pivotal phase III trial study. These amounts are amortized on a straight-line basis over the period of the clinical trial. Prepaid expenses estimated to be expensed within 12 months amount to $813,987 in 2026 compared to $1,394,439 in 2025 and are included in current assets, whilst the balance, extending longer than 12 months, amounts to $315,703 in 2026 as compared to $717,508 in 2025 and is included in non-current assets under long-term prepaid expenses.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 4: INVESTMENT IN BC THERAPEUTICS INC. (Cont.)

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

The Company acquired a significant interest in BC Therapeutics on February 1, 2024 through the exercise of the First BC Therapeutics Option, increasing its ownership interest to 51.2%. Following the expiration of the original Second BC Therapeutics Option, the Company and BC Therapeutics amended the SPA on August 7, 2024 to provide additional option rights exercisable in tranches of at least 20,000 shares at $1.25 per share. The SPA was further amended on March 18, 2025 to increase the Second BC Therapeutics Option to 424,000 shares and extend its expiration to June 30, 2026, and again on February 1, 2026 to extend the option exercise period through June 30, 2027 and provide additional option rights at $1.25 per share.

During the year ended July 31, 2026, the Company exercised BC Therapeutics options for aggregate consideration of $377,000 and acquired 301,600 shares. As of July 31, 2026, the Company held 985,600 of the 1,385,600 issued and outstanding shares of BC Therapeutics, representing a 71.13% ownership interest (July 31, 2025- 63.1%). In addition, the Company retained the right to purchase an additional 194,400 shares under the Third BC Therapeutics Option at $1.25 per share through June 30, 2027.

In accordance with ASC 810, the Company continues to account for the investment under the equity method of accounting as the Company does not exercise control over BC Therapeutics.

Changes in the Company’s equity investment in BC Therapeutics are summarized as follows:

Balance – August 1, 2025	$524,278
Exercise of BC Therapeutic Options during the period (funding)	377,000
Fair value of BC Therapeutics Options on February 1, 2026	193,829
Change in fair value during the period	(101,602)
Share of losses	(263,477)
Balance – July 31, 2026	$730,028

The following amounts represent the Company’s 71.13% share of the assets of BC Therapeutics (July 31, 2025 – 63.1%):

	July 31,
	2026	2025
Current assets: Cash	$8,037	$251
Net assets	$8,037	$251

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 5: INTANGIBLE ASSETS, NET

Acquired intangible assets with finite lives consisted of the following as of July 31, 2026 and 2025:

	July 31,
	2026	2025

Patents	$305,130	$305,130
Gross intangible assets	305,130	305,130
Less – accumulated amortization	(135,876)	(120,605)
Intangible assets, net	$169,254	$184,525

The patents relate to intellectual property held by BriaPro and are amortized over 20 years.

Amortization expenses for the years ended July 31, 2026 and 2025, were $15,271 and $15,271, respectively.

The estimated future amortization expense of intangible assets as of July 31, 2026 is as follows:

2027	$15,271
2028	15,271
2029	15,271
2030	15,271
2031 and thereafter	108,170
$169,254

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 6: PROPERTY AND EQUIPMENT, NET

During the year ended July 31, 2026, the Company purchased certain laboratory equipment in the gross amount of $127,049 (July 31, 2025 - $ nil).

Laboratory equipment
Cost:
As of August 1, 2024	$456,801
Additions	-
Disposals	-
As of August 1, 2025	456,801

Additions	127,049
Disposals	-
As of July 31, 2026	$583,850

Accumulated depreciation:
As of August 1, 2024	$68,626
Depreciation	91,356
As of August 1, 2025	$159,982
Depreciation	104,064
As of July 31, 2026	$264,046
Net Book Value:
As of July 31, 2026	$319,804
As of July 31, 2025	$296,819

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

a.	BriaPro Warrants

Upon the exercise of certain BriaCell warrants that were outstanding at the time of the Amalgamation Agreement with BriaPro (“Briacell Legacy Warrants”), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount based on an agreed formula. As of July 31, 2026, this amount totaled up to $132,536 and is eliminated on consolidation.

Pursuant to the Amalgamation Agreement, each BriaCell Legacy Warrant shall, in accordance with its terms, entitle the holder thereof to receive, upon the exercise thereof, one BriaCell Share (and post Reverse Splits, as defined below– 150 Briacell Shares) and one BriaPro Share for the original exercise price. Warrants issued by the Company, subsequent to the Arrangement are not subject to the terms above.

Upon the exercise of 150 BriaCell Legacy Warrants (post Reverse Splits), BriaCell shall, as agent for BriaPro, collect and pay to BriaPro an amount for each one (1) BriaPro Share so issued that is equal to the exercise price under the 150 BriaCell Legacy Warrants multiplied by the fair market value of one (1) BriaPro Share at the Effective Date divided by the total fair market value of one (1) BriaCell Share and one (1) BriaPro Share at the Effective Date (“BriaPro Warrant Shares”). On a Reverse Split basis, as of July 31, 2026, 27,820 Briacell Legacy Warrants are exercisable into 27,820 Briacell Shares and 4,173,143 BriaPro Shares.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

b.	Lease

As of July 31, 2026, the Company had a month-to-month commitment for office and lab space in Philadelphia, PA, costing the company approximately $43,500 per month.

c.	Clinical trial commitment

The Company is party to a Master Service and Technology Agreement with Prevail InfoWorks, Inc., which provides contract research organization services related to the Company’s ongoing pivotal Phase 3 clinical trial. As of July 31, 2026, the Company had remaining contractual commitments of approximately $2.9 million under the agreement, with payments extending through June 2028.

NOTE 8: SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

a.	Short-term investments

Short-term investment activity for the years ended July 31, 2026 and 2025 was as follows:

	Year ended July 31,
	2026	2025
Balance, beginning of year	$7,372,473	$-
Purchases of short-term investments	24,590,000	7,316,000
Proceeds from short-term investments	(21,289,000)	-
Unrealized gain on short-term investments	14,804	56,473
Balance, end of year	$10,688,277	$7,372,473

During the years ended July 31, 2026 and 2025, the Company recognized unrealized gains on short-term investments of $14,804 and $56,473, respectively, which are included in financial income, net. There were no realized gains or losses on short-term investments during either period.

b.	Fair value measurements

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of July 31, 2026 and 2025:

	Fair Value Measurements at
	July 31, 2026			July 31, 2025
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial Assets:
Short-term investments	10,688,277	-	10,688,277	7,372,473	-	7,372,473
Total assets measured at fair value	$10,688,277	$-	$10,688,277	$7,372,473	$-	$7,372,473

Financial liabilities:
Warrants liability	$-	$38,939	$38,939	$151,586	$186,086	$337,672
Total liabilities measured at fair value	$-	$38,939	$38,939	$151,586	$186,086	$337,672

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 8: SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS (Cont.)

The Company classifies its short-term investments and the liability in respect of publicly traded warrants within Level 1 because they are valued using the quoted market prices in active markets. The Company holds level 1 short term investments with coupon rates ranging between 1.11% to 5.50%.

The fair value of the warrant liability for non-public warrants is measured using significant unobservable inputs, including historical volatility, and thus is classified as a Level 3 financial instrument. There were no transfers between levels of the fair value hierarchy during the years ended July 31, 2026 and 2025.

NOTE 9: SHAREHOLDERS’ EQUITY

a. Authorized share capital

The authorized share capital consists of an unlimited number of common shares with no par value (“common share”).

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

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

The fair value of the 306,665 April 2025 Warrants was determined to be $5,666,620 (gross, before deducting share issuance costs) using the Black-Scholes option pricing model, with the following assumptions: share price - $26.50; exercise price - $52.50; expected life – 5 years; annualized volatility - 105%; dividend yield - 0%; risk-free rate – 3.885%.

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

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

(iii)	The Company issued the following shares during the year ended July 31, 2026:

1.

On January 15, 2026, the Company closed a public offering for the purchase and sale of 5,366,726 units of the Company for aggregate gross proceeds of approximately $30.0 million before deducting placement agent fees and other offering expenses (the “January 2026 Offering”). Each unit consisted of one common share (or one pre-funded warrant (“Pre-Funded Warrants”) in lieu thereof) and one warrant to purchase one common share of the Company at a combined purchase price of $5.59 per unit. 4,327,530 common shares and 1,039,196 Pre-Funded Warrants were issued. The warrants have an exercise price of $6.93 per share, are immediately exercisable, and expire five years from the date of issuance (“January 2026 Warrants”). The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.001 per share, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.001 per share) shall be required to be paid by the holder to effect any exercise of the Pre-Funded Warrants. The fair value of the Pre-Funded Warrants was based on the Company’s share price as at the corresponding valuation date. The common shares (or Pre-Funded Warrants) and January 2026 Warrants were purchased together in the offering but were issued separately. Total issuance costs associated with the offering were approximately $2,125,100, excluding the fair value of placement agent warrants, of which approximately $1,196,800 was allocated to share capital and $928,100 was allocated to the warrant reserve.

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

2.

On June 2, 2026, the Company closed a public offering for the purchase and sale of 1,449,300 common shares of the Company for aggregate gross proceeds of approximately $4.7 million before deducting placement agent fees and other offering expenses (the “June 2026 Offering”). Each common share was sold at a public offering price of $3.25 per share.

In connection with the June 2026 Offering, the Company issued 72,465 agent warrants. The agent warrants are immediately exercisable at an exercise price of $4.06 per share and expire five years from the date of issuance.

The fair value of the 72,465 agent warrants was determined to be $189,433 using the Black-Scholes option pricing model, with the following assumptions: share price – $3.27; exercise price – $4.06; expected life – 5 years; annualized volatility – 115%; dividend yield – 0%; risk-free rate – 4.177%.

The amount was credited to the warrant reserve at the date of the June 2026 Offering.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

c. Share Purchase Warrants

A summary of changes in share purchase warrants for the years ending July 31, 2026 and 2025 is presented below:

	Number of warrants outstanding	Weighted average exercise price (*)
Balance, July 31, 2024	70,163	$738.36
Exercised	(6,437)	127.50
Granted in the October 2024 Offering	34,190	127.50
Granted in the December 2024 Offering	49,333	140.63
Granted in the April 2025 Offering	306,665	52.50
Granted in the July 2025 Offering	1,200,000	15.00
Balance, July 31, 2025	1,653,914	$58.27
Expired	(26,324)	794.02
Granted in the January 2026 Offering	5,366,726	6.93
Balance, July 31, 2026	6,994,316	$16.11

(*)	See note 7(a).

As of July 31, 2026, warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At July 31, 2026	Expiry Date
(*)27,820	$928.50	27,820	December 7, 2026
16,019	$316.50	16,019	November 17, 2029
27,753	$127.50	27,753	October 2, 2029
49,333	$140.63	49,333	December 12, 2029
306,665	$52.50	306,665	April 28, 2030
1,200,000	$15.00	1,200,000	July 15, 2030
5,366,726	$6.93	5,366,726	January 15, 2031
6,994,316		6,994,316

(*)	BriaCell Legacy Warrants – see note 1(d) and note 7(a)

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

d) Compensation Warrants

A summary of changes in compensation warrants for the years ended July 31, 2026 and 2025 is presented below:

	Number of warrants outstanding	Weighted average exercise price (*)
Balance, July 31, 2024	644	587.30
Granted in the September 2024 Offering	4,108	129.38
Granted in the October 2024 Offering	1,709	182.81
Granted in the December 2024 Offering	2,466	140.63
Granted in the February 2025 Offering	3,812	50.00
Granted in the April 2025 Offering	15,333	56.50
Balance, July 31, 2025	28,072	93.54
Expired	(311)	842.52
Granted in the January 2026 Offering	161,001	8.39
Granted in the June 2026 Offering	72,465	4.06
Balance, July 31, 2026	261,227	$15.34

(*)	See note 7(a).

As of July 31, 2026, compensation warrants outstanding were as follows:

Number of Warrants	Exercise Price	Exercisable At July 31, 2026	Expiry Date
333	$348.00	333	May 17, 2029
4,108	$129.38	4,108	September 12, 2029
1,709	$182.81	1,709	October 2, 2029
2,466	$140.63	2,466	December 12, 2029
3,812	$50.00	3,812	February 5, 2030
15,333	$56.50	15,333	April 28, 2030
161,001	$8.39	161,001	January 15, 2031
72,465	$4.06	72,465	June 2, 2031
261,227		261,227

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

e) Warrant liability continuity

(i)	The following table presents the summary of the changes in the fair value of the warrants recorded as a liability on the Balance Sheet (*):

Warrants liability

Balance as of July 31, 2024	1,096,036
Change in fair value during the year	(758,364)

Balance as of July 31, 2025	$337,672
Change in fair value during the year	(298,733)

Balance as of July 31, 2026	$38,939

(*)	Certain BriaCell Legacy Warrants issued prior to August 1, 2022 contain terms that require the related warrant obligations to be recorded at fair value under U.S. GAAP. As a result, the warrant liability is remeasured at the end of each reporting period. For the year ended July 31, 2026, the Company recorded a gain on the revaluation of the warrant liability of $298,733 in the consolidated statements of operations and comprehensive loss.

The key inputs used in the valuation of the warrant as of July 31, 2026 and at July 31, 2025 and on the issuance dates, were as follows:

	July 31, 2026	July 31, 2025

Share price	$3.44	$7.50
Exercise price	928.50	$796.88-928.50
Expected life (years)	0.35	0.57-1.35
Volatility	83%	157-209%
Dividend yield	0%	0%
Risk free rate	3.95%	4.10%

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

The key inputs used in the valuation of the BriaPro Warrant Shares as of July 31, 2026 were as follows:

		August 31,
	July, 31	2023
	2026	(Effective Date)

Share price	$0.0253	$0.0365
Exercise price	$0.0318	$0.0206-0.0308
Expected life (years)	0.35	2.21-3.27
Volatility	83%	100%
Dividend yield	0%	0%
Risk free rate	2.36%	4.40%

As of July 31, 2026, the fair value of the remaining non-public BriaCell warrants was $nil. The Company’s warrant liability of $38,939 at July 31, 2026 relates entirely to the BriaPro Warrant Shares.

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

a. The following table summarizes the number of options granted under the Company’s option plans for the year ended July 31, 2026 and related information:

	Number of options	Weighted average exercise price (*)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of July 31, 2024	14,183	$923.53	2.52	$-
Granted (i)	333	60.00	4.45	-
Forfeited	(1,265)	978.16
Balance as of July 31, 2025	13,251	896.61	1.62	-
Granted (i)	328,700	6.38	4.45	-
Forfeited	(2,142)	7.40
Expired	(4,477)	636.00
Balance as of July 31, 2026	335,332	$33.10	4.36	-

Exercisable as of July 31, 2025	13,251	$896.61	1.62	$-
Exercisable as of July 31, 2026	63,690	$148.45	3.89	$-

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

(i)

On August 1, 2025, the Company granted 37,700 stock options to employees and members of the scientific advisory board at an exercise price of $12.50 per share. All options vest quarterly over two years. The options expire on August 1, 2030. The grant-date fair value of the award was $218,784. The fair value of options granted on August 1, 2025 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 116%, expected term of 5.0 years, risk-free interest rate of 3.98%, dividend yield of 0%, and a stock price of $7.50 on the grant date.

On February 1, 2026, the Company granted 291,000 stock options to certain directors, members of management, and employees at an exercise price of $5.59 per share. All options vest in equal quarterly instalments over two years, with the first vesting date on May 1, 2026. The options expire on February 1, 2031. The grant-date fair value of the award was $1,031,192. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 123%, expected term of 5.0 years, risk-free interest rate of 3.79%, dividend yield of 0%, and a stock price of $4.30 on the grant date.

(ii)	The weighted-average grant date per-share fair value of stock options granted during 2026 and 2025 was $3.80 and $48.77 respectively. As of July 31, 2026, there were $3,449,165 of total unrecognized share-based compensation costs related to stock options, restricted share units (“RSUs”) and performance share units (“PSUs”).

(*)	certain options are exercisable in Canadian dollars and translated to US Dollars at year end.

b. The following table lists the inputs to the Black-Scholes option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans granted for the years 2026 and 2025:

	Year ended July 31,
	2026	2025

Dividend yield	0.00%	0.00%
Expected volatility of the share prices	116%-123%	112%
Risk-free interest rate	3.79%-3.98%	4.45%
Expected term (in years)	5.0	5.0

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

c. The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of July 31, 2026

Exercise price	Options outstanding as of July 31, 2026	Weighted average remaining contractual term (years)	Options exercisable as of July 31, 2026	Weighted average remaining contractual term (years)	Expiry Date
$5.59	289,520	4.50	36,178	4.50	February 1, 2031
$12.50	37,038	4.00	18,738	4.00	August 1, 2030
$60.00	333	3.45	333	3.45	January 16, 2030
$904.50	2,663	1.89	2,663	1.89	June 20, 2028
$1,074.00	136	1.58	136	1.58	February 27, 2028
$896.00	1,195	1.01	1,195	1.01	August 2, 2027
$706.50	206	0.81	206	0.81	May 20, 2027
$1,126.50	1,000	0.54	1,000	0.54	February 16, 2027
$1,270.50	3,160	0.50	3,160	0.50	January 13, 2027
$1,060.66	81	0.25	81	0.25	November 1, 2026
	335,332		63,690

d. As result of the Arrangement, 1,269,400 BriaPro Options were issued and are outstanding as of July 31, 2026:

Exercise Price	Options outstanding as of July 31, 2026	Options exercisable as of July 31, 2026	Expiry Date

$0.0933	400,000	400,000	June 20, 2028
$0.1108	21,000	21,000	February 27, 2028
$0.0984	180,100	180,100	August 2, 2027
$0.0729	31,000	31,000	May 20, 2027
$0.1162	150,000	150,000	February 16, 2027
$0.1310	474,700	474,700	January 13, 2027
$0.1165	12,600	12,600	November 1, 2026
	1,269,400	1,269,400

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

e. Restricted Share Units

The following table summarizes the number of RSU’s granted to directors under the Omnibus Plan for year ended July 31, 2026:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	160,000	743,200
Balance, July 31, 2026	160,000	$550,400

(i)	On September 24, 2025, the Company granted 40,000 RSUs to directors under the Omnibus Plan. On June 29, 2026, the Company granted an additional 120,000 RSUs to directors under the Omnibus Plan. The RSUs vest in full on the earlier of September 23, 2028 or the occurrence of a change of control, resignation, or dismissal without cause. The aggregate grant-date fair value of the RSUs granted during the year was $743,200.

The following table summarizes the number of BriaPro RSU’s granted to directors under the Omnibus Plan for the year ended July 31, 2026:

	Number of
	RSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	19,200	$700
Granted (i)	7,189,000	181,930
Balance, July 31, 2026	7,208,200	$182,630

(i)	On April 1, 2026, BriaPro granted 7,189,000 RSUs to directors under the Omnibus Plan. These RSUs vest in full on April 1, 2027. The grant-date fair value of these RSUs was $181,930, based on a grant-date fair value of approximately $0.0253 per RSU.

f. Performance Share Units

The following table summarizes the number of PSU’s granted under the Omnibus Plan for year ended July 31, 2026:

	Number of
	PSU’s	Aggregate
	outstanding	intrinsic value
Balance, July 31, 2025	-	$-
Granted (i)	720,256	3,130,735
Settled (ii)	(8,242)
Balance, July 31, 2026	712,014	$2,449,328

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 10: SHARE-BASED COMPENSATION (Cont.)

(i)

On August 1, 2025, the Company granted 65,935 performance-based stock units (“PSUs”) to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Medical Officer (“CMO”), and Chief Scientific Officer (“CSO”) under the Omnibus Plan. These PSUs contain performance conditions tied to the advancement of the Company’s Bria-IMT Phase 3 program, the Bria-OTS program, and certain corporate and governance objectives. The grant-date fair value of the PSUs awarded to the CEO and CMO totaled $353,228. The PSUs awarded to the CSO include milestones related to the Bria-OTS program, with a grant-date fair value of $70,643. The CFO’s PSUs relate to corporate and financial reporting objectives, with a grant-date fair value of $70,643.

On September 24, 2025, the Company granted 100,000 PSUs to a director under the Omnibus Plan. These PSUs contain performance conditions related to the Company’s corporate, strategic, and governance objectives. The grant-date fair value of this award was $940,000, determined using the closing price of the Company’s common shares on the grant date.

On June 29, 2026, the Company granted 554,321 PSUs to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Medical Officer (“CMO”), Chief Scientific Officer (“CSO”), a member of management, and a director under the Omnibus Plan. These PSUs contain performance conditions tied to the advancement of the Company’s Bria-IMT Phase 3 program, the Bria-OTS program, and certain corporate and governance objectives. The grant-date fair value of the PSUs awarded to the CEO, CMO, and member of management totaled $605,289. The PSUs awarded to the CSO include milestones related to the Bria-OTS program, with a grant-date fair value of $86,466. The CFO’s PSUs relate to corporate and financial reporting objectives, with a grant-date fair value of $86,466. The PSUs awarded to the director relate to the Company’s Phase 3 interim analysis, with a grant-date fair value of $918,000.

The fair value of all PSU awards was determined using the closing price of the Company’s common shares on the respective grant dates. In accordance with ASC 718, management evaluates the probability of achieving each performance condition at each reporting date. As of July 31, 2026, management has determined that achievement of the applicable performance conditions remains probable. Compensation cost is recognized over the requisite service period on a graded vesting (tranche-by-tranche) basis.

(ii)	During the year ended July 31, 2026, 8,242 PSUs granted to the CFO vested and were settled in common shares.

g. The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended July 31, 2026 and 2025 is comprised as follows:

	Year ended July 31,
	2026	2025

Research, development, and clinical trial expenses	$605,111	$120,050
General and administrative expenses	1,130,278	656,829
Total share-based compensation	$1,735,389	$776,879

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 11: TAXES ON INCOME

a. Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for on an after-tax basis for the years ended July 31 were as follows:

b. The Company recorded loss before taxes on income as follows:

	Year ended July 31,
	2026	2025
Domestic	$(29,759,513)	$(23,999,920)
Foreign	(5,565,779)	(2,556,220)
Loss before taxes on income	$(35,325,292)	$(26,556,140)

c. The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2025 - 27%) to the effective tax rate is as follows:

	Year ended July 31,
	2026	2025
Net loss before recovery of income taxes	$(35,325,292)	$(26,556,140)
Expected income tax (recovery) expense	(9,537,829)	(7,170,160)
Tax rate changes and effect of taxes of subsidiaries at foreign rates	1,785,571	1,448,710
Share-based compensation and other non-deductible expenses	531,294	240,070
Share issuance costs booked directly to equity	(573,777)	(375,750)
Adjustments in respect of prior periods	81,843	868,490
R&D credits	(2,227,411)	(1,284,010)
Valuation allowance	9,940,309	6,272,650
Income tax (recovery)	$-	$-

In accordance with ASU 2023-09, the following rate reconciliation presents the reconciling items between the Canadian federal statutory income tax rate and the Company’s effective income tax rate in both reporting-currency amounts and percentages.

	July 31, 2026
Reconciling item	Amount	Percent
Expected Income Tax (Recovery) Expense - Federal	$(5,298,794)	15.00%
Canadian Provincial Tax Net of Federal Income Tax Effect	(4,239,035)	12.00%
Foreign tax effects	1,785,571	(5.05)%
Tax Credits
Research and development credit	(2,227,411)	6.31%
Changes in valuation allowances	9,940,309	(28.14)%
Nontaxable or Nondeductible Items
Share-based compensation and other nondeductible expenses	531,294	(1.50)%
Other Adjustments
Share issuance costs recorded directly in equity	(573,777)	1.62%
Adjustments in respect of prior periods	81,843	(0.24)%
Changes in unrecognized tax benefits	-	0.00%
Income tax recovery and effective income tax rate	$-	0.00%

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

d. The Company had no income tax expense for the years ended July 31, 2026, and 2025, due to its history of operating losses and valuation allowances.

e. Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2026	2025
Deferred Tax Assets:
Property and equipment	$731	$730
Marketable securities	11,758	11,760
Intellectual property	-	260,860
Warrant liability	-	-
Share issuance costs	688,831	310,230
Investment in BC Therapeutics	67,766	44,650
Operating tax losses carried forward	5,674,627	5,067,840
Operating tax losses carried forward - USA	14,921,914	8,494,300
Research and development	14,016,183	14,240,640
Total deferred tax assets	35,381,810	28,431,010
Valuation allowance	(35,075,129)	(24,329,720)
Net deferred tax assets	$306,681	$4,101,290
Deferred Tax Liabilities:
Warrant liability	$(43,272)	$(4,053,520)
Intellectual property	(206,654)	-
Property, plant, and equipment	(56,755)	(47,770)
Total net deferred tax liabilities	(306,681)	(4,101,290)
Net deferred tax assets (liabilities)	$-	$-

f. The Company has net deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards, research and development, and share issuance costs. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the year ended July 31, 2026, was $9,940,309.

At July 31, 2026, the Company had US federal NOL carryforwards of approximately $79,433,000. The federal net operating losses have expiry periods ranging between 2033 and indefinitely. The Company also has Canadian net operating loss carryovers of approximately $21,017,000 as of July 31, 2026. The Canadian net operating losses have expiry periods ranging between 2035 and 2046.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended July 31, 2026, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. The Company has no accruals for interest or penalties on its accompanying consolidated balance sheets as of July 31, 2026, and 2025, and has not recognized interest or penalties in the consolidated statements of operations for the years ended July 31, 2026, and 2025.

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

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

a. The following related party salaries and directors’ fees are included in the consolidated statements of operations and comprehensive loss:

	Year ended July 31,
	2026	2025
Directors (*)	$674,437	$892,005
Officers (**)	2,521,246	2,187,680
	$3,195,683	$3,079,685

(*)	Excludes the CEO who is a director

(**)	Includes the CEO who is also a director

b. The following related party balances are included in the consolidated balance sheets:

	July 31,
	2026	2025
Directors (*)	$50,062	$34,009
Officers (**)	78,750	85,000
	$128,812	$119,009

NOTE 13: FINANCIAL INCOME, NET

	Year ended July 31,
	2026	2025
Interest income	$633,766	$119,958
Unrealized gain on short-term investments	14,804	56,473
Interest expense	(29,631)	(36,979)
Foreign exchange loss	(17,478)	(24,941)
Financial income, net	$601,461	$114,511

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 14: RESEARCH, DEVELOPMENT, AND CLINICAL TRIAL EXPENSES, NET

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

During the year ended July 31, 2026, the Company received $936,363 (July 31, 2025 – $nil), under the SBIR grant and recorded this amount as a reduction of research and development expenses in the consolidated statements of operations.

As of July 31, 2026, the Company may receive up to an additional $1,118,288 under the grant, subject to the achievement of certain research objectives and compliance with the grant terms.

NOTE 15: GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended July 31, 2026 and 2025 were as follows:

	Year ended July 31,
	2026	2025
Wages and salaries	1,751,952	1,828,714
Professional fees and consulting	1,211,186	1,171,408
Insurance	965,764	1,039,193
Regulatory, filing and transfer agent fees	210,319	231,562
Shareholder communications	1,139,033	515,362
Share-based compensation	1,130,278	656,829
Other general and administrative expenses	409,197	491,057
Total general and administrative expenses	$6,817,729	$5,934,125

BriaCell Therapeutics Corp

Notes to the Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

(Expressed in US Dollars, unless otherwise indicated)

NOTE 16: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss in the year ended July 31, 2026 and 2025; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

	Year ended July 31,
	2026	2025

Numerator:

Net loss available to shareholders of ordinary shares	(34,904,262)	(26,311,867)

Denominator:

Shares used in computing net loss per ordinary shares, basic and diluted	5,010,907	423,114

NOTE 17: SUBSEQUENT EVENTS

In August 2026, pursuant to the Company’s Therapeutics Accelerator Know-How License Agreement with Memorial Sloan Kettering Cancer Center (“MSK”), the Company issued 24,352 common shares to MSK in satisfaction of the $100,000 license maintenance fee for the first six-month period under the agreement. The number of shares issued was determined in accordance with the agreement based on the applicable volume-weighted average price of the Company’s common shares. Under the agreement, a non-refundable license maintenance fee of $100,000 is payable every six months during the term, in the form of shares of the Company’s common shares.

